Form 10QSB
period 1995-09-30
INTERNATIONAL SEMICONDUCTOR CORP
filed 1996-03-27
CIK 828413

U.S. SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                FORM 10-QSB

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1995.

                                    OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

Commission File Number 01-8929

                     INTERNATIONAL SEMICONDUCTOR CORP.
_________________________________________________________________
(Exact name of small business issuer as specified in its charter)

 Nevada                                           13-3432594
(State or other jurisdiction of                (I.R.S. Employer
 incorporation or organization)               Identification No.)

 2950 31st Street, Suite 240, Santa Monica, California   90405
 (Address of principal executive offices)             (Zip Code)

      (310) 425-2376
  (Issuer's telephone number, including area code)

                             N/A

(Former name, former address and former fiscal year, if changed since last report)

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
 Yes  X   No ____

The aggregate number of shares outstanding of the Issuer's Common
Stock, its sole class of common equity, was 7,938,028 as of September 30, 1995.

                     This report consists of 13 pages.


Part 1

     Item 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THE COMPANY

Background     Israel Semiconductor Corporation, is a
development-stage corporation (the "Company"). The Company was incorporated on March 13, 1987, initially as an inactive publicly held corporation pursuing a business acquisition. On September 28, 1993, the Company acquired from Lema Investments, Ltd. all of the issued and outstanding shares of Gallium Arsenide Industries, Ltd. ("Gallium Industries"), then a development stage Israeli company, by issuing 3,982,190 shares of its common stock
(after giving effect to the one-to-six reverse split described below). Since the shares issued represented approximately 93% of the then-outstanding shares of the Company, the transaction has been accounted for as a reverse merger. In accordance with that treatment, Gallium Industries was considered to be the acquiring company. In connection with the acquisition, the board of directors of the Company increased the number of authorized common shares to 26,000,000.

     On November 11, 1993, the board authorized a reverse stock split, whereby every 6 outstanding common shares were combined into one share of common stock, with no change in the par value of $.001 per share. The reverse stock split was effective for shareholders of record as of November 30, 1993.

Business Development. In September 1993, the Company committed to invest in shares of a newly founded Israeli development stage company, GAD Semiconductors, Ltd. ("GAD"), specializing in gallium arsenide applications, initially in the form of diodes, an amount up to $1,000,000 ($900,000 in cash and $100,000 in loans) and undertook to raise additional funds by means of commercial banking loans, grants and loans which GAD is qualified to receive as a recognized Approved Enterprise under the Israeli Encouragement of Capital Investment-1959 Law. Together with the initial investment, this has aggregated approximately $3,400,000, which is $400,000 in excess of the originally agreed upon amount. In return for the initial commitment, GAD issued to the Company 60% of its common stock, par value $2,033. The subsequent investment of $400,000 was converted into additional common stock of GAD when GAD issued an additional 1000 shares (approximately 10% of the common stock then outstanding) to the Company in September, 1995. Arbitration has commenced to acquire an additional percentage of the minority shareholders' equity in exchange for the over-investment the Company has made in GAD to this date, and will make in the future. During the fourth quarter, ISC has already advanced an additional $365,000 to GAD. The major part of the investment, up to the amount which the Company has undertaken to invest in GAD's shares has been considered as premium on the shares. As of September 30, 1995, the Company had completed its $900,000 commitment (including an
agreed upon $100,000 loan) in April, 1995.   Under the approved
capital investment program, GAD received, during the first and second quarters of 1995, State guaranteed loans in the amount of $56,339 and $48,000, respectively, plus an additional $39,000 grant. No government funds were received during the third quarter.

Capital Resources and Liquidity The Company has sustained a negative cash flow since the beginning of 1994. The Company raised $288,125 in a private placement with Austin Friars Securities, Ltd, placing the shares at $1.25 per share (restricted stock), concluding in March. The company also placed 71,429 with Melco Development, at $1.40 per share, and borrowed an additional $150,000 from Melco, which was convertible into common stock at 60% of the market price during the next two years, at the election of Melco. During the third quarter, Melco converted the entirety of its debt then outstanding for the issuance of 250,000 shares of the Company's common stock. On April 21, 1995, the Company borrowed $130,000 from Taivos Hashem Canada, Inc., repayable out of the proceeds of the private placement then in negotiation, with interest payable in the form of the issuance of 10,000 shares of the Company's restricted common stock. During the month of September, Taivos converted $40,000 of this debt into 53,333 shares, and on November 10, 1995, during the fourth quarter, converted the remainder of its debt into 116,130 shares. On April 30, 1995, the Company borrowed $100,000 from Carangela Holdings, which was repayable within 2 years. Pursuant to ongoing negotiations during the third quarter, Carangela converted the entire debt into 150,000 shares of common stock, which was concluded on November 15, 1995. A simple interest note for an additional $40,000 was entered into with Carangela during the third quarter and remains outstanding. The Company is currently negotiating for $500,000 in a private placement, targeted to close during the month of December, 1995, with formal documentation executed, but no cash received as of this date. The company has received two loans from Tweed Investments, aggregating $100,000, which Tweed cancelled in exchange for conversion of its loan under the original terms of the loan agreement, and a subsequent loan of $130,000, convertible at Tweed's election, during the fourth quarter only, at $0.50 per share. The Company lowered its outstanding indebtedness to non-institutional lenders by $225,000 during the third quarter (with additional conversions for $190,000 actually concluding in the fourth quarter), and anticipates further reduction or elimination of all non-bank debt by the end of the fiscal year. The Company has projected the need for an additional $1,000,000 prior to the end of 1996, assuming no further funding in 1995, and has been approached by several investors interested in representing the Company on this raise, but no contracts exist and no firm underwriting commitments are anticipated until completion of the interim private placement.

Employee Stock Transactions The Company has two personal employment agreements with key personnel, Dr. Ami Appelbaum, the company's Vice President who, on February 23, 1995, became the Company's Chief Operating Officer, and currently serving as CEO of GAD, and with Robert M. Terry, currently serving as the Chairman of the Board of Directors, and becoming, in addition, on February 23, 1995, the President and CEO of the Company. Each of these individuals has been granted options to acquire Company common stock at an exercise price of $1.50 per share.
Dr. Appelbaum has accepted employment with a new company, commencing November 1, 1995, and will be replaced by Alex Lahav. Dr. Appelbaum is entitled to exercise options on 82,000 shares at $1.50 per share for the next 5 years, and on 168,000 shares previously granted and under option at $0.50 per share for his three-year employment period. Mr. Terry is entitled to acquire 10,000 shares of stock for each month in service of the Company, commencing with his original service period as Chairman, January 1, 1994, and extending through February, 1996. Two outside consultants, Arik Makleff, Chairman of the Board of Directors of GAD, and Christopher Dieterich, the Company's general counsel, were also tentatively granted options, exercisable at the rate of $1.50 per share, in a total amount of 250,000 each, with Mr. Makleff's vesting period beginning on May 1, 1994, and maturing at the rate of 10,000 shares per month, and Mr. Dieterich's commencing on his first full month of service to the Company, which commenced on July 1, 1995, and not vesting until a complete period of 2 full years has elapsed, unless his service contract
is prematurely terminated at the Company's request.   The Company
has prepared and will file an S-8 registration for purposes of incentivizing the Company's employees, consultants and directors with more immediately saleable stock and stock options. Two new directors have joined the board of the Company, Jules Pier, a marketing expert, and Jerome Saver, a finance specialist expert at leasing and lease-based transactions. Both directors accepted their appointments on November 1, 1995. Their compensation will be in the form of options to be granted in the future, and they are currently serving without pay and without promise of further consideration at this time. During the fourth quarter, David Kremmerman will be replacing Arik Makleff as the Chairman of the Board of GAD.

Manufacturing GAD commenced, during the first quarter of 1995, limited production activities designed to test the production line, adjust the manufacturing equipment and train the production staff, and satisfied the first customer order by June 30, 1995. That customer, Omnirel Corp., executed a contract with GAD for purchase of a series of GAD's diodes, for resale to their existing customers, at prices sufficiently worthwhile to the Company to allow for a profit, and for the satisfaction of future orders with an anticipated profit. The first order of Omnirel has been filled. No problems have arisen with respect to the initial order or with respect to a serious order for samples from a large American semiconductor company, which order has been recently shipped. Continuous and qualified production is scheduled to commence in December, 1995. GAD has subcontracted packaging jobs to contractors, which have been successful in the areas of axial, plastic and metal glass packages. GAD demonstrated that its unique product can be packaged and adapted to fit any existing design.

     GAI, which was sustaining an ongoing monthly loss of over $100,000, was temporarily closed effective April, 1995, and then sold, in its entirety, on June 30, 1995. This resulted in a large reduction in monthly negative cash flow and a recognition of a loss of $865,022 in the investment. A note was retained for $2,100,000, but payable only out of earnings, which are not projected to be paid in the foreseeable future. The monthly loss at GAD, the remaining subsidiary, is approximately $80,000. Shipments of existing orders should commence shortly, which will ultimately minimize or eliminate the monthly loss.

Selling and Marketing GAD has now supplied sample product to numerous interested customers, to include Rectronix, Mitsubishi, Polovodice, Systel (received samples); IBM, Braun, Sanyo, Lambda (expecting packaged samples); EKM, Usha (expecting chips), and Delphi/GM and Hughes (discussions of development programs). GAD is starting to receive orders for small samples to undergo individual customer and end-user testing. One very large American semiconductor company, which demands anonymity until completion of contract negotiations for a partial, exclusive arrangement, has already received a large batch (1,200) of diodes in July, and requested an additional 5,000 diodes for delivery in September and October of this year. Based upon the Request for Quotation, further orders from this company are anticipated, and can reach 1,000,000 or more diodes per month. A second international company has approached GAD, through agents, for samples, which upon successful testing, can lead to an additional volume of over 1,000,000 diodes per month from this single customer. No definitive contract was expected to be signed in November.

                     INTERNATIONAL SEMICONDUCTOR CORP
                   (formerly Israel Semiconductor Corp.)

                        A DEVELOPMENT STAGE COMPANY

                     CONSOLIDATED FINANCIAL STATEMENTS

                         AS AT SEPTEMBER 30, 1995

                                 CONTENTS


Balance Sheet                                     Page  1

Statement of Operations                           Page  2

Statement of Changes in Shareholder's Equity      Page  3

Statement of Cash Flows                           Page  4


                     INTERNATIONAL SEMICONDUCTOR CORP

                        CONSOLIDATED BALANCE SHEET

                                             Sept 30       Dec 31
                                        1995      1994      1994
                                        Unaudited         Audited
                                             US Dollars

ASSETS

Current Assets
  Cash and cash equivalents              165979      1629   85935
  Short-term bank deposits                    0    859957   10477
  Other accounts receivable               87596    527482  244514
  Inventories                             15000     33784   29358
  Letters of credit receivables               0    270000       0
                                         268575   1692852  369384

Fixed Assets                            1551200   5307065 5716714

     Totals                             1819775   6999917 6086098

LIABILITIES AND SHAREHOLDERS EQUITY

Current liabilities
  Short-term credit from banks           284374    750494 1134336
  Short-term loans from related parties  187352    453262  291205
  Suppliers                              325074    473560  497386
  Other accounts payable                 458914    571499  449170

     Totals                             1255714   2248815 2372097

Long Term Liabilities
  Long-term loans                       1205661   3506797 3733267
  Accrued expenses                            0    122924    4500
  Liability for severance pay             15112     28087   39243

Commitments and contingencies           1220773   3657808 3777010
Quasi capital resources                       0    850000       0

Shareholders' equity

Ordinary shares - $0.001 par
 value; authorized 26,000,000
  and 25,000,000; issued and
  outstanding - 7,938,028 shares
  and 5,574,000 shares
                                           7938      5274    5574
Premium on shares                       4131718   2766207 2915907
Accumulated loss during development
  stage                                -4796368  -2528187-2984490
                                       - 656712    243294-  63009
                                        1819775   6999917 6086098
                   CONSOLIDATED STATEMENT OF OPERATIONS


                    Nine months ended   Year ended     Cumulative
                       September 30     December 31    amounts re
                    1995      1994         1994        inception
                              US Dollars               Gallium

Start-up expenses       0       74930    355768         400920

Marketing expenses   130362    416618    188177         396838

Research and
 development          86350     93205    188076         300281

Administrative and
 general expenses    666305    591605    840908        2230285

Financing expenses,
 net                  63839    328565    462470         603022

Loss from sale of
 subsidiary          865022         0         0         865022

Net loss for period 1811878   1504923   2035399        4796368

Net loss per share    0.276     0.34      0.417

Weighted average
 number of shares   6568671   4718449   4880947


    CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY



               Ordinary shares     Premium     Accumulated  Total
               Number    Amount    on shares      loss     shareh
                                   US Dollars             equity

Balance as at
 Jan 1, 1995   5573911    5574     2915907       -984490   -63009

Issue of
 shares        2364117    2364     1215811             0  1218175

Net loss for
 nine months
 ended 30Sep95       0       0           0      -1811878 -1811878

Balance as at
 30 Sep 95     7938028    7938     4131718      -4796368  -656712

Balance as at
  1 Jan 94     4682143    4682     2056239       -949091  1111830

Issue of
 shares         591768     592      709968             0   710560

Net loss for
 nine months
 ended 30 Sep 94     0       0           0      -1579096 -1579096

Balance as at
 30 Sep 94     5273911    5274     2766207      -2528187   243294

                   CONSOLIDATED STATEMENT OF CASH FLOWS



                    Nine months ended   Year ended     Cumulative
                       September 30     December 31    amounts re
                    1995      1994         1994        inception
                              US Dollars               Gallium

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss            -1811878  -1579096  -2035399        -4796368
Reconciliation of
 net loss to net
 cash used by oper
 ating activities     919439    740031    611013         1736191
Net cash used by
 operating
 activities         - 892439  - 839065  -1424386        -3060177

CASH FLOWS FROM INVESTING ACTIVITIES

Investment in fixed
 assets             - 446851  -1165064  -2899526        -8945604
Proceeds from sale
 of fixed assets           0         0      8186            8186
Investment grants
 received             113262    203229   1544255         2906771
Decrease in short-
 term bank deposits        0   -184168    655312          -10477
Cash of acquired
 parties                   0         0         0            4706
Loans to related
 parties                   0         0    -98243          -98243
Letters of credit
 receivable                0   -270000         0               0
Net cash used by
 investing acts      -333589  -1416003   -780016        -6134661

CASH FLOWS FROM FINANCING ACTIVITIES

Issue of shares      1218175    710560    860560         4139656
Quasi capital
 resources                 0    850000         0               0
Receipt of long-
 term loans            32699    835275   1548986         4253206
Repayment of long-
 term loans              0         0      -11626          -11626
Receipt of loans
 from related
 parties               75000     66956    215827          366205
Decrease in short-
 term credit from
 banks                -18902   -231134   -349350          613376
Net cash provided
 by financing
 activities          1306972   2231657   2264397         9360817

Net increase
 in cash and cash
 equivalents           80944    -23411     59995          165979
Cash and cash
 equivalents at
 beginning of
 period                85035     25040     25040             0
Cash and cash
 equivalents at
 end of period        165979      1629     85035          165979

                   CONSOLIDATED STATEMENT OF CASH FLOWS

Appendix:  Reconciliation of net loss to net
           cash used by operating activities

                    Nine months ended   Year ended     Cumulative
                       September 30     December 31    amounts re
                    1995      1994         1994        inception
                              US Dollars               Gallium

Income and expenses
not constituting
cash flows
 Depreciation          52709   155227    130828          193317
 Increase (decrease)
  in liability for
  severance pay       -13232    23064     34220           21011
 Linkage difference
  on long-term loan        0        0     26444           26444
 Loss from sale of
  subsidiary          865022        0         0          865022

    Sub-totals        899499   178291    191492         1105794

Changes in assets
and liabilities
 Increase in other
  account receiv-
  able                 47856  -120913    -50631          -68613
 Increase in
  inventories              0     8391     12817          -29358
 Increase in
  suppliers          -104614   246077    247668          202508
 Increase in other
  accounts payable     76868   311261    211167          521530
 Increase in non-
  current accrued
  expense payable          0   116924     -1500            4500

    Sub-totals         20110   561740    419521          630567

Proceeds from
realization of
investment in pre-
viously consoli-
dated subsidiary
 Working capital
  except cash       -1010838        0         0        -1010838
 Fixed assets        4446394        0         0         4446394
 Long-term
  liabilities       -2570704        0         0        -2570704
 Loss from sale
  of investment in
  subsidiary         -865022        0         0         -865022


   Sub-totals           -170                               -170

   Totals             919439   740031    611013         1736191

Supplemental
disclosures of cash
flow information
 Interest payments,
 including interest
 capitalized           68155   243858    353254          503456

 Income tax payments       0        0      7021            7021

Non-cash financing
 activity
 Issuance of ordinary
  in connection with
  an acquisition
   Ordinary shares                                          300
   Premium on shares                                       4406

     Total                                                 4706




Part II.  Other Information

     Item 1.   Legal Proceedings

               None

     Item 2.   Changes in Securities

               None

     Item 3.   Default Upon Senior Securities

               None

     Item 4.   Submission of Matters to a Vote of Security
Holders

               None

     Item 5.   Other Information

               None

     Item 6.   Exhibits and Reports of Form 8-K

               None

                                SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                               INTERNATIONAL SEMICONDUCTOR CORP.
                                                (Registrant)



                               By:     /s/  Robert M. Terry
                                   Robert M. Terry,Chairman


Dated:  November 28, 1995