Form 10KSB
period 1995-12-31
INTERNATIONAL SEMICONDUCTOR CORP
filed 1996-04-22
CIK 828413

U.S. SECURITIES AND EXCHANGE COMMISSION
     Washington, D.C. 20549

     FORM 10-KSB

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 1995.

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

      (310) 450-3214
   (Issuer's telephone number, including area code)

     5374 Village Road, Long Beach, California 90808
  (Former name, former address and former fiscal year, if changed since last report)

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.     Yes  X   No ____

The issuer's revenues for its most recent fiscal year were $69,617. The aggregate market value of the voting stock held by non-affiliates of the issuer was $8,694,833 as of March 31, 1996.

The aggregate number of shares outstanding of the Issuer's Common
Stock, its sole class of common equity, was 9,012,452 as of March
31, 1996

     This report consists of 40 pages.


     PART I

Item 1.   Description of Business

     (a)  Business Development

     International Semiconductor Corporation (formerly Israel Semiconductor Corp.), is a development stage corporation (the "Company"). The Company was incorporated on March 13, 1987, under the name "Lewis Resources, Inc." On September 28, 1993, the Company acquired from Lema Investments, Ltd. all of the issued and outstanding shares of Gallium Arsenide Industries, Ltd. ("Gallium Industries" or "GAI"), a development stage Israeli company, by issuing 3,982,190 shares of its common stock (after giving effect to the one-to-six reverse split described below) to
Lema Investments, Ltd. in exchange for the stock of GAI.   After
sustaining large losses, GAI was subsequently sold back to its former shareholders on July 1, 1995, primarily for assumption of existing debt. In connection with the GAI and GAD acquisitions, the board of directors of the Company increased the number of authorized common shares to 26,000,000, and changed the Company's name from Lewis Resources to Israel Semiconductor Corp. (effective December 21, 1993), and later to International Semiconductor Corporation (effective July, 1994). A reverse stock split (6 for 1) was effective for shareholders of record as of November 30, 1993.

     Also in September, 1993, the Company committed to invest in shares of a newly- founded Israeli development stage company, GAD Semiconductors, Ltd. ("GAD"). The commitment was in an amount of up to $1,000,000 and the Company undertook to raise additional funds by means of commercial banking loans, grants and special loans which GAD is qualified to receive as a recognized Approved Enterprise under the Israeli Encouragement of Capital Investment-1959 Law. See Item 6, Management's Discussion and Analysis or Plan of Operation. Together with the initial investment, the total investment would aggregate approximately $3,100,000. In return, GAD issued to the Company 60% of its common stock, par value $2,033. The major part of the investment, up to the amount which the Company undertakes to invest in GAD's shares, is considered as premium on the shares. In January, 1994, GAD was granted the status of "Approved Enterprise" by the Israeli Investment Center in accordance with the Law for the Encouragement of Capital Investments - 1959. Under the approved capital investment program, GAD received, during 1994, State guaranteed loans in the amount of $1,172,962. During, 1995, the Company invested approximately $860,000 in GAD, primarily in the form of share capital, with an additional $182,000 tendered during the first quarter of 1996. The total
cumulative Company investment in GAD is over $1,675,000.   Based
upon a failure of the minority shareholders of GAD to meet their investment commitments, the Company now controls 80% of the shareholdings of GAD. Because of its Approved Enterprise status, GAD is entitled to reduced tax rates, varying between 10 to 25%, depending upon the respective percentage of non-Israeli shareholdings, for 10 to 14 years, and to apply for Israeli Government investment grants and guaranteed loans and certain tax benefits. See Notes 15 and 16 to the Financial Statements set forth in Item 7.

     1. GAD Semiconductors, Ltd ("GAD") is an Israeli corporation, a 60% interest in which the Company acquired in September 1993 from Semtech, Ltd., an Israeli corporation formed by a scientist (who is now employed by GAD) and 4 potential investors. ISC obtained its interest in consideration for its undertaking to raise for GAD approximately $3,000,000, of which the Company would provide equity of up to $1,000,000 and not less than $2,000,000 would come from other sources of funds, including Israeli Government grants and Israeli Government guaranteed loans that GAD would be entitled to receive if it qualified as an Approved Enterprise. Since that time, ISC has invested an additional $676,000 and increased its holdings to 80%. GAD was organized in August 1993 to exploit a method for forming gallium arsenide positive-intrinsic-negative ("P-i-N") structures used to manufacture gallium arsenide ultra-fast-switching power diodes, which technology was transferred to GAD by Semtech, Ltd., its incorporator, as part of the ISC acquisition and investment. GAD has also entered into an agreement with the founding scientist, Professor German Ashkenazi, who will provide GAD further required scientific consulting services for development of the above process and for other development work which GAD may undertake in the future. As of December 31, 1995, the Company had invested approximately US $1,678,000 in GAD.

Technology Concept

     The vast majority of semiconductor devices are made of silicon, whose physical properties limit high temperature and high frequency operations at elevated temperatures. Although gallium arsenide semiconductor devices offer significantly better operating parameters, past attempts to form an actual high-voltage gallium arsenide positive-intrinsic- negative ("P-i-N") structure, which would have properties superior to a silicon structure, have failed due to complications in technology, irreproducibility of results and defects that led to low breakdown voltages. GAD acquired, from the Ramot University Authority for Applied Research and Industrial Development, Ltd., of Tel Aviv, a royalty-free exclusive license to exploit certain technology relating to a method of forming a gallium arsenide PiN structure for use in diodes and thyristors. Patents have been filed under the Patent Cooperation Treaty, which will allow protection in up to 56 countries which belong to the world patent treaty.

     GAD succeeded, during 1995, in producing a diode which operates at high temperatures, is stable and highly efficient. This diode does not therefore require cooling, thereby reducing the cost of the packaged product significantly, and making it price- competitive with silicon. GAD's product keeps its electrical charge throughout the entire temperature spectrum.
The processing speed of silicon is also reduced at high voltage and high power whereas GaAs can combine high voltage and high speed. During late 1995, GAD developed a new series of diodes with record fast switching times approaching 14 nanoseconds.
This product was designed especially for Power Factor Correction Applications, a market segment which is expected to grow very fast in the next few years. In April, 1996, GAD is introducing a high-current, 20 ampere diode, as an addition to currently produced 10 ampere diodes. Several new devices will be introduced in the remainder of 1996. GAD's range of diodes will be sold as components to a large number of industries. These include automotive, aerospace, radar and communications, X-Ray equipment, defense (command and control systems), night vision and other areas where an uninterrupted power supply is required.

Existing Product

     GAD's gallium arsenide-based power switching diodes offer the following significant advantages over available silicon-based diodes:

     Higher operating temperature    (260 C vs. 150 C for
                                             silicon diodes)

     High breakdown voltage          (as high or higher than
                                             silicon diodes)

     Ultra-fast switching frequency  (comparable to silicon
                                        diodes at room
                                        temperature, and at
                                        higher frequency at
                                        elevated temperatures)

       Temperature independent   (temperature dependent in
                                        silicon diodes)
          switching frequency

       Lower reverse leakage     (2 orders of magnitude lower
                                        than silicon diodes)
         current at both room
         and high operating temperature

       Low capacitance and low dependance
         on reverse bias

       High forward current

      Forward current "derating"      (starts at 100 C for
                                             silicon diodes)
         starts at 160 C


     GAD's products now offer users the following principal benefits:

     Combination of high voltage, high forward current and very small switching time (a combination which is basically unavailable in silicon diodes);

     Reliable operation at high temperatures;

     Smaller cooling systems required (typically 5 times smaller in volume and weight than for silicon diodes); and

     Higher efficiency/smaller power losses than in silicon diodes at high frequencies (because of lower leakage current, lower capacitance and lower dependency of maximum voltage, current and switching frequency on temperature).

Manufacturing

     During 1994, the company completed construction and run-in of its state-of-the-art manufacturing facility in Migdal Haemek (near Nazareth), in Ramot Gabriel, the largest high-tech industrial park in Israel. The plant, occupying 8,000 square feet, is capable of producing between 8,000,000 to 10,000,000 diodes per year, and can be expanded in a relatively short period with the addition of more processing equipment. Throughout 1995, GAD produced several runs of its diodes for distribution to potential customers, delivered the diodes for testing, and has been receiving commercial orders from several of the testing sources. See Marketing, Sales and Distribution below.

     GAD does not perform the packaging assembly of the diodes, but has this done by sub-contractors in Israel and abroad, and by actual customers, depending on contracting and marketing agreements it reaches with foreign vendors of diodes and rectifier power diodes.

Marketing, Sales and Distribution

     The Company believes that the electrical characteristics of GAD's gallium arsenide based PiN diode for high frequency rectification and power conversion systems, including very fast switching at high voltage and currents, stable recovery times, low leakage current, ultra-low capacitance and very high peak operating temperature, provide a "performance envelope" of combined characteristics superior to silicon-based diodes. The parameters of GAD's gallium arsenide power diodes allow the engineering community to make more cost- effective and more reliable circuitry designs, providing superior solutions to the ones previously available through silicon semiconductor diodes. These diodes should have market applications in power supplies, welding machines, motor drives, radar and fiber optic communications. For example, since the operating temperature for GAD gallium arsenide diodes is superior to silicon (260 C v. 150
C), engineers can design cooling systems (heat sinks) which, for a typical high power application, will be much smaller in volume and in weight.

     GAD's diodes will not compete in the highly volatile semiconductor integrated circuit business, but rather in the specialty, discrete electronic components markets. GAD entered a one early-phase contract for packaging and distribution with OMNIREL CORP., an American company supplying diodes to the U.S. military. A large American semiconductor company is in its final stages of testing (over 1 year already invested) GAD's products in anticipation of a long-term, high volume contract with GAD. A team from a different customer is currently investigating the Migdal Ha'mek facilities to confirm the company's capability of delivering sizable volumes with sustained quality control, also incipient to a long-term, medium volume contract, and two Japanese customers are well along in their time-vs-performance testing of the products.

Patent Applications

     GAD acquired from Semtech, which itself on June 2, 1993, acquired from the Ramot University Authority for Applied Research and Industrial Development, Ltd, of Tel Aviv, a royalty-free exclusive license to exploit certain technology relating to a method of forming a gallium arsenide PIN structure for use in diodes and thyristors. The subject technology has been included in Ramot's patent application filed on May 22, 1992 in Israel and on May 24, 1992 under the Patent Cooperation Treaty. Pursuant to that treaty, applications have been further filed in 35 other foreign countries, although there can be no assurance that any patent applied for will be issued, or, if issued, that it will provide GAD with any competitive advantage. Although GAD will rely on proprietary trade secrets and on know-how in connection with its use of the technology to produce its products, GAD nonetheless may be vulnerable to competitors who attempt to copy the technology used in GAD's products.

     Litigation, which could result in substantial cost to, and diversion of, effort by the Company, may be necessary to enforce any patent issued or licensed to the Company to protect trade secrets or know-how owned or licensed by the Company or to determine the scope and validity of the proprietary rights of others. Adverse findings in any such proceeding could subject the Company to significant liabilities to third parties, require the Company to seek licenses from third parties and adversely affect the Company's ability to sell its proposed products.

Employees

     GAD currently employs 11 people on a full-time basis.

Competition

     GAD's success will be determined principally by its ability to convince users of silicon-based power diodes of the comparative advantages of its products, and that its products will be available in commercial quantities and will conform to their specifications and operate reliably. GAD may compete with substantially larger, better-financed businesses, such as Motorola, Fuji, MicroSemi, IXYS/ABB and SGS-Thompson. As a smaller company, with lesser financial and other resources, GAD likely will be at a substantial competitive disadvantage. However, GAD's smaller size allows it to be significantly more flexible in dealing with the requirements of its clients.

Research and Development

     The Company believes that the technical specifications of the gallium arsenide P-i-N diode structure make it suitable for additional applications beyond power rectifier diodes. Some of the future product lines which GAD hopes to develop include switching transistors, TGBT, thermosensors, x-ray detectors, neutron detectors, ultra-low capacitance capacitors, and novel controlled semiconductor capacitors (varactors).

     During 1994 GAD spent approximately $250,000 on research and development activities, including 50% spent by the Israeli Chief
Scientist's office. During 1995, an additional $430,000 was spent on research and develpment.


Item 2.  Description of Properties

     GAD leases an industrial hall, located in Migdal Haemek, Israel, which serves as its industrial plant and offices. The current monthly rental is approximately $6,500 and is also linked to the Israeli Consumer Price Index. The lease term is for a period of five years from the date of taking possession of the building, which occurred in February 1, 1994. GAD received an option to extend the period of the lease for 4 years and 11 months, with a rental increment increase of 5% in real terms or, alternatively, for one or two periods of two years and five months each, with a rental increment of 5% in real terms for each period. All construction has been completed and GAD is in full occupancy of the premises.


Item 3.  Legal Proceedings

     As of March 1, 1996, neither the Company nor its property was a party to or subject to any pending legal proceedings.


Item 4.  Submission of Matters to a Vote of Security Holders

     None.


     PART II

Item 5.  Market for Common Equity and Related Stockholder Matters

     (a)  Market Information

     Since trading was activated in September, 1993, the Company's common shares have been traded in the over-the-counter market and have been quoted in the NASDAQ OTC Bulletin Board under the symbol "ISSM", commencing October 13, 1993. The
Company's securities are not publicly traded on any other market.

     Set forth below are the high and low bid prices for the Common Stock of the Company for each quarterly period commencing
September 14, 1994:

Fiscal 1994:                        Low      High

Third Quarter ended 30 Sep 94      $1.25     $2.56
Fourth Quarter ended 31 Dec 94     $2.00     $2.75


Fiscal 1995:

     First Quarter                 $1.25     $2.875
     Second Quarter                $0.625    $2.12
     Third Quarter                 $0.563    $1.625
     Fourth Quarter                $0.563    $1.312

     Such quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not necessarily represent actual transactions.

     (b)  Holders

     As of March 23, 1996 there were 524 holders of record and an estimated 700 persons who were beneficial shareholders of the Company's Common Stock.

     (c)  Dividends

     The Company has not paid any dividends since its inception and presently anticipates that no dividends will be declared in the foreseeable future.


Item 6.   MANAGEMENT DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The Company

     The Company has primarily operated through its two subsidiaries, GAI and GAD, one of which was sold this fiscal year.

     Gallium Arsenide Industries, Ltd. ("GAI"):

     The Company formerly owned Gallium Arsenide Industries, Inc. ("GAI"). GAI was incorporated in Israel on May 25, 1992. In July 1992, GAI began the establishment of an industrial plaint in Ramot, Jerusalem, for the production of high-quality Gallium Arsenide ("GaAs") ingots. GAI's principal product was a single-crystal GaAs ingot to be sold in its final form as a wafer. GaAs wafers are used as a substrate for producing semiconductors. These products are used in light-emitting or light-detecting devices, such as LED, laser diodes, night vision devices, photo-voltaic cells and others. GAI's technology for growing GaAs ingots is the result of in-field research and development carried out by American experts over the past six years, and is based on thirty years of experience in crystal growth in the U.S.A. In September, 1992, GAI was granted the status of an Approved Enterprise in a Class A development zone, in the combined capital investment encouragement program ("Approved Enterprise"), of grants and government guaranteed loans, by the Israeli Investment Center of the Ministry of Commerce and Industry ("MCI").

     GAI commenced production at the beginning of 1994, in a start-up phase for running, calibrating and adjusting the manufacturing equipment and training the production staff, and commenced initial limited production in 1994. It encountered certain problems in developing a GaAs single crystal. From the middle of 1994 GAI made efforts to overcome these problems, and in the last quarter of 1994, GAI negotiated a contract with a Russian export company to purchase additional technology necessary to complete the crystal growing process. That contract was concluded on March 1, 1995. At this juncture, GAI was operating at a net loss of over $100,000 per month, with no early resolution in sight, and the Company elected to dispose of this subsidiary. GAI was sold to its original owners on June 30, 1995, for assumption of most of GAI's debts (over $2,600,000), and a long-term materials note of $2,234,000, payable to ISC only in delivered materials. ISC agreed to pay an indebtedness of $80,000 to Bank Hapoalim.

     GAD Semiconductors, Ltd.:

     The Company's remaining subsidiary is GAD Semiconductors, Ltd. ("GAD"), which was incorporated in August, 1993, by a scientist and his associates who had developed a proprietary technology for a GaAs diode manufacturing process. Under the agreement with ISC, this process was transferred to GAD for certain financial assurances. Semtech, Ltd., initially retained ownership of 40% (now 10%) of GAD as a result of this transaction.

GAD was qualified for the Approved Enterprise program by the Israeli Investment Center, in early 1994. An investment program in the amount of $2.45 million was approved in favor of GAD by the Israeli Investment Center in the combined grant and loan program. GAD applied to the Chief Scientist's office of the MCI for the qualification of its research and development program for which the Company shall be entitled to up to 60% in grants.

GAD began construction of its manufacturing plant in Migdal
Haemek in mid-1994, completing the facilities construction in November, and the machinery installation and testing in late
December.

APPROVED ENTERPRISE PROGRAM

Under the Approved Enterprise program of the combined course of grants and Israeli government guaranteed loans, which are granted by the Israeli Investment Center of the MCI under the Capital Investment Law, a Company is entitled to the following benefits for the financing of the approved capital investment program:

     25.00%         Grants from the Israeli Investment Center
     41.67%         Long-term loans guaranteed by the State of
                         Israel

     Total:    66.67%

For other approved non-capital investment expense within the investment program (start-up, marketing, construction stage expenses, working capital), the Company is entitled to receive an amount equal to 66.67% of the approved expenses.

The grants and loans shall be granted provided that the Company's owners have invested equity in the Company in an amount equal to 33.33% of the approved budget, during the investment period, by purchasing newly-issued shares. If a Company does not comply with the conditions under which the grants are given, it may be required to refund the grants, in whole or in part, with interest, from the date of receipt.

CAPITAL INVESTMENT

GAD's approved investment program amounted to $2.45 million as of the end of 1995 with $247,000 in grants and $444,000 in loans yet to be received by the Company under this program.

During 1996, GAD anticipates an investment of approximately
$450,000 in equipment, and $350,000 in research and development.

RESULTS OF OPERATIONS

ISC has been a development stage Company since its inception and has incurred general and administrative, financing, marketing and start-up expenses in increasing amounts as GAI was attempting to enter its production and selling phase prior to its sale in 1995, and GAD competed construction of its production facility, completed test runs and is now delivering product. Through December of 1995 GAD had gross sales of $69,617.

During 1995, the Company incurred a loss of $2,203,878 ($0.26 per share), compared to $2,035,399 ($0.417 per share), during the operating period of 1994. From the date of its inception to the end of 1995, the Company has an accumulated loss of $5,188,368 , causing a capital deficit of the same amount, which reduced the shareholders' invested equity to $(686,650).

In early 1994, GAD's $2.45 million budget for capital investment was approved and it was certified as an "Approved Enterprise". GAD then completed establishment of its plant for $3.1 million, comprised of $1.8 million of machinery, equipment and leasehold improvements and $1.3 million for construction, start-up, selling and marketing activities in addition to maintaining a minimum level of working capital. At the beginning of 1995, an additional budget of $645,000 was approved for GAD by the Investment Center of the Ministry.

CAPITAL RESOURCES AND LIQUIDITY

The funds invested in GAD for building its plant in Migdal Haemek and installing the production line, through December, 1995, were obtained entirely from equity investment by shareholders in the amount of $553,000.

ISC will require additional funding infusions in order to complete its investment programs in GAD, and allow continued production through working capital draw downs. The Company has prepared a consolidated cash flow program for the period from January 1, 1996 through December 31, 1996, whereby it has projected a need of no less than $500,000 in additional capital infusion, in addition to any funds received from the Israeli Investment Center grants and Israeli government guaranteed loans, during 1996.

ISC plans to raise, during 1996, a minimum of $500,000, primarily by private placement and loans.


CONTINGENCIES AND COMMITMENTS

     GAD has several other testing programs underway with potential customers, and, should several of these customers tender orders of the sizes for which they are requesting quotations, the facilities at Migdal Haemek will be insufficient to satisfy the throughput required and will have to be expanded.

Item 8.   Changes in and Disagreements with Accountants on
Accounting and Financial Disclosure

     There are no current disagreements with the accountants concerning the presentation of the financial information required under U.S. financial reporting standards. The board of directors selected the firm of BDO Bavly Milner & Co. to be its auditing firm, to accomplish the availability of a United States' chartered accounting firm for future activities, which selection was formalized on March 23, 1995. There were no disagreements with the previous firm of Braude & Co., which has merged into Bavly Milner, the resulting firm now known as Braude Bavly, and there are no restatements or alterations of any of the information presented during the last years in which the Company has been audited and reporting.


     PART III

Item 9.   Directors, Executive Officers, Promoters and Control
Persons;  Compliance with Section 16(a) of the Exchange Act

     (a)  Directors and Executive Officers of the Company

     The following table provides information concerning each executive officer and director of the Company:


     Name           Age            Title

Robert M. Terry          65        Chairman of the Board
Jules Pier               53        Director
Jerome Saver             48        Director
Toni Gales               50        Secretary

     All directors hold office until their successors have been elected.

     Set forth below is certain information about the named individuals.

     Robert M. Terry has been Chairman of the Board of the Company since January 1994, and Chief Executive Officer of the Company since February 24, 1995. He has over 35 years of finance, engineering-development and construction experience. He also is Chairman of the Board and CEO of Intercontinental Technologies Group, Inc, a public company whose subsidiary, Aero Industries, specializes in airplane conversions and rebuilding and operates facilities in Fort Lauderdale, Florida. He founded that company in 1978 to be the exclusive U.S. distributor for the Brazilian "Bandeirante" commuter aircraft. Since 1980 he has been the CEO of Consolidated Aircraft Corporation, a private company he founded as the exclusive U.S. Distributor of Israeli Aircraft Industry's "Cargo/Commuter Line" aircraft. He owns the Century 21 Consolidated Real Estate Corporation in Las Vegas, Nevada. Mr. Terry received his engineering degree from New York University, School of Engineering, with graduate studies at Columbia University.

     Jules Pier is the son of Henry Pier, a renowned European hand book binder and a cantor at Eastside Temple, one of the founders of Temple Beth Em in Margate, Florida, a survivor of Buchenwald and Auschwitz, whose accomplishments include a gold medal in the 1936 Olympics for water polo, which was personally presented by Adolf Hitler, whose regime, just 3 years later, condemned Henry to the concentration camps. Jules Pier is currently President and Chief Executive Officer of Petro-Chem Distributors, Inc., an authorized British Petroleum Co. distributor in South Florida. Mr. Pier is a marketing specialist with broad based experience in sales and marketing development and turn-around situations. He began his career with the Woolco Department Store chain, becoming Vice President of Marketing during his 13 year employment with that company. He left to become a founder of Pier One Clothing, producing fine mens wear and helped to build the company to a major industry position. In 1983, Mr. Pier formed an investment group to purchase the financially troubled Whiteworth, Towne, Paulson Pharmaceutical company, a producer of generic drugs. Mr. Pier was responsible for the business turn-around to profitability and the eventual sale of the company to Smith, Kline, Beckman at a substantial profit for his group. He has for the past few years been actively engaged as a business marketing consultant for several financially troubled companies, making a major contribution towards the successful turn-around of each of these businesses. Mr. Pier attended the University of Michigan.

     Jerome Saver has been Chief Executive Officer of J.R. Saver since 1992 and he is Vice President/Secretary of Petro-Chem Distributors, Inc. He has over 26 years of experience in the areas of finance, marketing, communications and electric energy related fields. Since 1970, he has successfully provided financial assistance for aircraft, heavy construction equipment and high-tech industry. In the early part of his career, he developed and patented a circular fluorescent light bulb base to convert incandescent light sockets to energy efficient fluorescent lighting. Mr. Saver also developed an interconnect telephone company specializing in INTERTEL telephone equipment and converted many office and city buildings to modern telephone technology. J.R. Saver, Inc. was founded to raise awareness in the protection of public and private real estate. A special window film and attachment system are being used to insure people's safety against violent weather and vandalism. Mr. Saver attended Philadelphia College and the University of Pennsylvania, receiving his degree in Business.

     Toni Gales has been office manager for law firms for the past 10 years, and prior to that was the operations manager for King Aviation Services, a 70-plane flight school located on the Van Nuys, California airport. Ms. Gales has also managed cellular phone and paging services and is currently responsible for ITG Energy, an oil production company, and performs routine analysis of daily operations for Skysite Satellite Communications, Inc., a satellite phone company.

     (b)  Significant Employees

     Set forth below is certain information for certain individuals expected to make a significant contribution to the Company's business.

     (1)  GAD Semiconductors, Ltd. ("GAD")

     David Kremmerman, age 55, is Chairman of the Board of GAD. Mr. Kremmerman is also currently the Managing Director of Cyclone Aviation, an American stock Exchange listed company operating in helicopter and fixed-wing design, manufacture and repair, based in Israel; and is President of Etz-Lavud, an American Stock Exchange listed company which manufactures plywood, formica and other laminated construction materials. It is the largest manufacturer in its field in Israel. Mr. Kremmerman is a member of the Presidium of the Israeli Industrial Association and Chairman of the Israel Russia CIS Chamber of Commerce. He is a graduate of Georgetown University, Washington, D.C., and began his career as a marketing executive and manager of several U.S. and Israeli corporations. He served as president of Ashkelon Plywood, and Tadir Beton, a ready mix concrete supplier, and then became Chairman of Leizer Industries, an Israeli company traded on the AMEX, prior to 1983.

     Dr. German Ashkenazi, age 54, has been a co-founder and a Director of Research and Development for GAD since September 1993. Dr. Ashkenazi has spent over 30 years in research of semiconductors, and the last 230 years in the research of gallium arsenide semiconductors. He is responsible for the invention of the wafer growth technology of gallium arsenide power diodes, which he discovered in the U.S.S.R. before emigrating to Israel in 1989. For 9 years the was head of the Department of Physics of Semiconductors, n charge of 60 scientists, at Electrotechnical Research Institute, Tallinn, Estonia, U.S.S.R., the leading research institute for semiconductors in the U.S.S.R. He has published 175 research papers and holds 23 patents.

     Dr. Alex Lahav, age 43, has been GAD's Director for Engineering and Manufacturing since January, 1994. From 1989 to 1991, Mr. Lahav was manager of the Thin Films group at LUZ Industries, which produced large-scale solar system power stations. From 1985 to 1989 he was a member of the technical staff of AT&T Bell Laboratories, where he worked on development and manufacturing of integrated circuits based on gallium arsenide. From 1979 to 1981 he was an engineer with the Crystal Growth Laboratory, Solid State Institute, Technion, Haifa, where he received his Ph.D. in Materials Engineering. He has published 20 papers.

     (c)  Family Relationships

     There are no family relationships among the Company's directors, executive officers or any of the named significant persons.

     (d)  Involvement in Certain Legal Proceedings.  None of the
Company's directors, executive officers or named significant persons, and none of its promoter or control persons, during he past five years:

          (1) has had any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

          (2) has had any conviction in a criminal proceeding or was subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

          (3) has been subject to any order, judgment or decree of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting such person's involvement in any type of business, securities or banking activities; nor

          (4)  has been found by a court of competent
jurisdiction (in a civil action), the Securities and Exchange
Commission or the Commodities Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

Compliance with Section 16(a) of the Securities Exchange Act of
1934

     Section 16(a) of the Securities Exchange Act of 1934 requires the Company's officers and directors, and persons who own more than ten percent of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and greater than ten-percent shareholders are required by SEC regulation to furnish the Company with copies of all
Section 16(a) forms they file.

     Based solely on review of the copies of such forms furnished to the Company, or written representations that no Form 5 filings were required, the Company believes that during the year ended December 31, 1995, all Section 16(a) filing requirements applicable to its officers, directors and greater-than-ten-percent beneficial owners were complied with.


Item 10.  Executive Compensation

     In respect of services rendered to the Company in 1994 and in 1995, the Company did not pay to any executive officer of the Company, GAD or GAI total annual salary and bonus aggregating in excess of $100,000. Set forth below is information regarding the compensation of Ami Appelbaum, the Company's former Chief Operating Officer for the past two years, and Robert M. Terry, Chairman and current Chief Executive Officer.

     SUMMARY COMPENSATION TABLE

     ANNUAL COMPENSATION

Name and Principal Position        Year      Salary         Bonus

Ami Appelbaum, President & COO     1994      $60,000   $  0
                                   1995      $20,000

Robert M. Terry, Chairman          1994      $60,000   $  0
                                   1995      $60,000   $  0

Options: The Company had an employment agreement with Dr. Ami Appelbaum, the company's former President and COO. Dr. Appelbaum was granted options to acquire Company 168,000 shares of common stock at an exercise price of $0.50 per share for a three-year employment period: 4,666 shares per month for each month of
employment.   The options will be exercisable only after
termination of employment or the passage of three years, whichever occurs first, and will remain available for 5 years thereafter, beyond which time, if unexercised, the options lapse. Mr. Terry has fully vested options to acquire 250,000 shares of the Company's stock at an exercise price of $1.50 per share. The salary compensation due Mr. Terry has been deferred until suitable financial resources allow for its payment.

Compensation of Directors

     Non-employee directors of the Company do not receive any compensation for attending meetings of the Board of Directors.

     In 1995, none of the Company's directors received any compensation for services provided as a director, whether pursuant to any consulting contracts, business agreements or otherwise.


Item 11.  Security Ownership of Certain Beneficial Owners and
Management

     The following table sets forth certain information regarding the number and percentage of shares of Common Stock beneficially owned by each named executive officer and director, any person (including any "group" as that term is used in Section 13(d)(3) of the Securities Exchange Act of 1934) known by the Company to own 5% or more of the Common Stock of the Company, and all officers and directors as a group, as of the date of this Form 10-KSB:

Name and Address         Amount and Nature of
of Beneficial Owners     Beneficial Owners1            Percent of
Class

Robert M. Terry                  50,000                 0.6

Dr. Ami Appelbaum                  0*                   0.0

All Executive Officers and
Directors as a group
 (4 persons)                     50,000                 0.6

Lema Investments, Ltd.        2,857,357                31.7
11 St. Georges Street, Douglas
Isle of Man, British Isles

Intercontinental Technologies Group, Inc.
5374 Village Road, Long Beach, CA

                              1,600,000                17.8
_____________________________
     Unless otherwise indicated, the Company has been advised that all holders listed have the sole power to vote and dispose of the number of shares set forth opposite their names.

* Appelbaum has exercisable options ranging from $0.50 per share to $1.50 per share, in an aggregate amount of 250,000 shares. None of these have been exercised, and Mr. Appelbaum is no longer working for the Company.

Item 12.  Certain Relationships and Related Transactions

     In January 1994, the Company agreed to issue 50,000 shares of its Common Stock to Robert M. Terry in consideration of Mr.
Terry agreeing to serve as the Company's Chairman of the Board.

     Neither the Company, nor GAD, has directly or indirectly acquired any assets from any of its directors, or the executive officers, significant employees or security holders named in Items 9 or 11 above.

     In October, 1994, the Company entered into a share exchange proposal with Intercontinental Technologies Group, Inc. ("ITG"), intending to exchange Company equity for equity in ITG. The valuation of ITG equity was not provable by the deadline date established (December 31, 1994), and the transaction has been rescinded as to the Company. Lema Investments, the majority shareholder, did enter into the arrangement,utilizing its own assets, exchanging 1,600,000 shares of its ISC common for 1,000,000 shares of ITG common.


Item 13.  Exhibits and Reports on Form 8-K

     (a)  Exhibits

Number    Description                                            Page

2         Agreement, dated September 28, 1993, with Lema
               Investments Ltd.(1)

3.1       Certificate of Incorporation, as amended(2)

3.2       By-Laws(2)

3.3       Amendment to Articles of Incorporation (Change of
               Name), July 5, 1994(3)

10.1      Agreement, dated July 5, 1992, with Electroterm
               Electric & Metal Industries Ltd. and Mesana SA(2)

10.2      Memorandum of Understanding, dated December 23, 1993,
               with Jaber Corporation and Spanish Dagger, Inc.(2)

10.3      Guarantee Agreement, dated November 17, 1993, with
               Messrs. Younisian and Korman(2)

10.4      Loan Agreement, dated November 23, 1993, with Kaner
               Sherotei Geviya, Ltd.(2)

10.5      Loan Agreement, dated November 10, 1993, with GAD
               Semiconductors, Ltd.(2)

10.6      Agreement between GAD, Semtech Ltd. and Messers,
               Aschkenazi, Gerschfeld, Nathan and Slonim(2)

10.7      Stock Sale and Purchase Agreement with Tweed
               International, dated October 3, 1994(3)

21        Subsidiaries of the Registrant(2)

 _____________
          (1)  Incorporated by Reference to Registrant's Form
8-KSB dated October 5, 1993.

          (2)  Incorporated by Reference to Registrant's Form
10-KSB dated May 3, 1994.

          (3)  Incorporated by Reference to Registrant's Form
10-KSB dated March 31, 1995.

     (b)  Reports on Form 8-K

          None

     SIGNATURES

     IN ACCORDANCE WITH SECTION 13 OR 15(d) OF THE EXCHANGE ACT,
THE REGISTRANT CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY
THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

               INTERNATIONAL SEMICONDUCTOR CORP.


                              By:    /s/  Robert Terry
                                  Robert M. Terry, Chairman

Date:  March 31, 1996

     IN ACCORDANCE WITH THE EXCHANGE ACT, THIS REPORT HAS BEEN
SIGNED BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND
IN THE CAPACITIES AND ON THE DATES INDICATED.

   Signature             Title                         Date


   /s/  Robert Terry     Principal Executive           March 31,
1996
Robert M. Terry          Officer and Director


   /s/  Jules Pier            Director            March 31, 1996
Jules Pier


   /s/  Jerome Saver     Director            March 31, 1996
Jerome Saver


   /s/  Toni J. Gales    Secretary           March 31, 1996
Toni J. Gales

     GAD SEMICONDUCTORS LIMITED

     A DEVELOPMENT STAGE COMPANY

     FINANCIAL STATEMENTS

     AS AT DECEMBER 31, 1995

     Page

     CONTENTS

Auditor's Report    1 - 2

Balance Sheet  3

Statement of Operations  4

Statements of Changes in Shareholders' Equity     5

Statement of Cash Flows  6 - 7

Notes to the Financial Statements  8 - 17
BRAUDE BAVLY Letterhead

AUDITORS' REPORT TO THE SHAREHOLDERS OF
G.A.D. SEMICONDUCTORS, LIMITED

We have audited the accompanying balance sheet of GAD Semiconductors Limited - a development stage company (hereinafter "the Company") as at December 31, 1995 and December 31, 1994 and the statements of income, changes in shareholders' equity and cash flows for each of the three years in the period ended December 31, 1995. These financial statements are the responsibility of the Company's board of directors and management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards, including those prescribed by the Auditors (Mode of Operation) Regulations, 1973. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to an error in the financial statements or to anything misleading therein. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing e accounting principles used and significant estimates made by the board of directors as well as evaluating the overall financial statement presentation. We believe that our audits provide a fair basis for our opinion.;

The above Financial Statements were prepared on the historical cost basis in U.S. dollars.

In our opinion, the financial statements referred to above present fairly, in conformity with generally accepted accounting principles, in all material respects, the financial position f the company as of December 3,1 995 and 1994 and the results of operations, changes in shareholders' equity and cash flows for each of the three years in the period ended December 31, 995.

Without qualifying our opinion we draw attention to uncertainties described more fully in Note 1 to the financial statements regarding the Company's ability to continue as a going concern:

- -- as at the date of approval of the financial statements the Company had encountered liquidity problems which raise significant doubts regarding eh Company's continuance as a going concern.

- -- Management's plans, the success of which is not assured, to raise additional capital required by the Company to enable it to implement further essential investments and to carry on its operations.

- -- The Company had completed its production facilities in 1995 and as yet has not commenced sales. The attainment of dull commercial production and sales is not assured.

The above financial statements have been prepared assuming the Company will continue as a going concern as discussed in Note 1 to the financial statements. Management's plans regarding these matters are also described in Note 1. The financial statements do not include adjustments that might result from the outcome of these uncertainties.

Pursuant to Section 211 of the Companies Ordinance (new Version), 1983, we state that we have obtained all the information and explanations we required and our opinion n the above financial statements is given according to the best of our knowledge and the explanations received by us and as shown by the books of the Company.

   /s/Braude Bavly
BRAUDE BAVLY
Tel Aviv, April 11, 1996

     GAD SEMICONDUCTORS LIMITED

     BALANCE SHEET

                                             December 31
                              Note      1995      1994  US $$

ASSETS

Current Assets
  Cash and cash equivalents      3           0       84865
  Accounts receivable                    18393      127977
  Inventories                            15000       15000

                                         33393      227842

Fixed Assets                     4     1396499     1270320
                                       _______     _______

                                       1429892     1498162
                                       =======     =======

LIABILITIES AND SHAREHOLDERS EQUITY

Current liabilities
  Credit from banking
   institutions                  5      231369       46141
  Suppliers                             201642      265437
  Other accounts payable         6      578776      238856
                                        ______     _______
                                       1011787      550434
Long-term Liabilities
  Long-term loans                7     1176029     1172962
  Liability for severance pay    8       55385       33344
                                        ______     _______
                                       1231414     1206306
                                        ======     =======
Contingent Liabilities and
 Contingencies                   9

Shareholder's equity
  Share capital                 10        4513        3390
  Premium on share capital             1190700      637069
  Accumulated loss during
   development stage                  (2008522)   ( 899037)
                                       _______     _______

                                       (813309)   ( 258578)
                                        ======     =======

                                       1429892     1498162

The accompanying notes are an integral part of the financial statements.

 /s/ David Kremmerman     /s/ Alex Lahav       /s/ German
Ashkenazy
 David Kremmerman          Alex Lahav          German Ashkenazy
 Chairman of the Board   General Manager       Director of
Research

     STATEMENT OF OPERATIONS

                                   Year ended:
                              December 31         Cumulative
                              1995      1994        amounts
                                          US Dollars
                         Note ______________________________

Research and Development
  expenses                12   158936   148897     307833

Marketing Expenses             130863    89944     273900

General and Administrative
  expenses                13   661900   463912    1180656

Operating Loss                 951699   702753    1762389

Financing expenses        14   157786    79585     246133
                              _______   ______    _______

Net Loss                      1109485   782338    2008522
                              =======   ======    =======

Net loss per share        15      104       77
                              =======   ======

     STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY

               Share Capital       Premium on   Accumulated
               Number    Amount    shares        deficit  Total
                                        US Dollars
               __________________________________________________

Balance as at
 Jan 1, 1994   10100      3390      98506      ( 116699)  (
14803)
               =====     =====     ======      =======   ======

Balance as at
 Dec 31, 1994  10100      3390     637069     ( 899037) ( 258578)

Premium on
 shares            0         0     254354            0    254754

Issue of shares
 Oct 30, 1995   3370      1123     298877            0    300000

Net Loss for the
 year ended
 Dec 31, 1995      0         0          0     (1109485) (1109485)
               _____      ____     ______      _______   _______

Balance as at
 Dec 31, 1995  13470      4513    1190700     (2008522) ( 813309)
               =====      ====     ======      =======   ======

     STATEMENT OF CASH FLOWS

                              Year Ended:
                              December 31:        Cumulative
                           1995    1994             amounts
                                        US Dollars

Cash Flows from operating
   activities
 Net Loss for the year   (1109485) (782338)       (1891823)
 Adjustments to
  reconcile net loss to
  net cash used in
  operating activities
  (Appendix)               647105   329403          976508

Net cash used in
  operating activities   ( 462380) (452935)       ( 915315)
                         --------  -------        --------

Cash Flows from Investing
  activities
 Investments in fixed
  assets                 ( 404350)(1532602)       (1936952)
Proceeds from investment
  grants                    78921   245880          324801
Repayment of Loans to
  related parties               0    91407           91407
Short term bank deposit         0        0               0
                           ______  _______         _______
Net Cash used in
 investing activities    ( 325429)(1195315)       (1520744)
                          =======  =======         =======
Cash flows from
  financing activities
 Premium on shares         553631   538563         1092194
 Receipt (repayment) of
  short-term bank credit    40613 ( 654199)       ( 613586)
 Proceeds from receipt of
  long-term loans          137879  1184588         1322467
 Repayment of long-
  term loans             (  30302)(  11626)       (  41928)
 Receipt from share
  issuance                   1123        0            1123

Net cash provided by
  financing activities     702944  1057326         1760270
                          =======  =======         =======

Increase (decrease) in cash
  and cash equivalents    ( 84865)( 590924)       ( 675789)
Cash and cash equivalents
  at beginning of year      84865   675789          675789

Cash and cash equivalents
  at end of year                0    84865               0
                          =======  =======        ========

Supplemental disclosures
  of cash flow
  information:

 Interest payments, net    157786   105669          263455
                         ========  =======        ========

     APPENDIX TO STATEMENT OF CASH FLOWS

Adjustment to reconcile net loss to
 net cash used in operating activities:

                         Year Ended:
                         December 31 of           Cumulative
                         1995        1994           amounts
                                        US Dollars

Expenses not involving
  cash flows:

 Depreciation             199250     18095         217345
 Increase in liability
  for severance pay        22041     33344          55385
 Revaluation of long-
  term loans               40105         0          40105

                          261396     51439         312835
                          ======   =======        =======

Changes in assets and liabilities

 Decrease (increase) in
  accounts receivable     109584   (127458)       ( 17874)
 Increase in inventory         0   ( 15000)       ( 15000)
 (Decrease) increase in
  suppliers               (63795)   257890         194095
 Increase in other
  accounts payable        339920    162532         502452

                          385709    277964         663673
                         -------   -------        -------
                          647105    329403         976508
                         =======   =======        =======


                              NOTES TO FINANCIAL STATEMENTS

NOTE 1 - General

GAD Semiconductors Limited ("the Company") is a development stage company, incorporated in Israel on August 15, 1993, by another Israeli company, with a purpose to further develop a certain patentable process related to production of certain GaAs products, based on proprietary technology, developed by scientists who own, at present, directly and indirectly, 30% of the controlling shares of the Company, and transferred to the Company, without consideration.

In September 1993 International Semiconductors Corp (formerly
Israel Semiconductors Corp.)(hereinafter "ISC"), a US corporation, acquired 60% of the controlling shares in the Company and undertook to invest an amount up to US$1 million as part of its undertaking to raise some US$3 million, the additional US$2 million by way of government grants and government guaranteed loans. On October 1995 ISC acquired additional 10% of the controlling shares. (A total of 70% of the controlling shares.).

As at the date of approval of the financial statements the Company had encountered liquidity problems which raise significant doubts regarding the Company's continuance as a going concern.

The company requires additional funds in order to implement its full plan and carry on its operations at the originally projected scale. The Company's ability to raise these funds is dependent on the ability of its parent company to implement its own plans for raising capital, mostly by way of private placements.

Subsequent to the date of the financial statements the parent company invested the amount of US$1,500,000 in the Company.

As previously stated, the Company during 1994 constructed production facilities. The construction was completed during the first quarter of 1995. The Company does not have a proven history of commercial production and sale of products. The
Company's ability to implement commercial production and generate sales is uncertain.

These financial statements, prepared on the basis of a going concern, do not include any adjustments which may have been necessary had the outcome of the above uncertainties been known.

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

a)   Financial Statements in United States Dollars

Based upon the Company's plans, it is expected that once the Company's plant begins production (also see Note 1) most of its sales will be made outside of Israel, in various currencies - principally US dollars ("Dollars"). Additionally, prices of the products expected to be produced and sold by the Company are quoted and denominated in the world markets in Dollars. The cost of materials to be used in the production, as well as some other elements of cost and expense will also be incurred in Dollars. The Company's management believes, that the Dollar is the currency of the primary economic environment in which it operates. Therefore, the functional currency of the Company is the Dollar.

(a) Transactions and balances originally denominated in Dollars are presented at their original amounts. Transactions and balances in other currencies are translated into Dollars in accordance with the principles set forth in Statement No. 52 of the Financial Accounting Standards Board of the United States (the "FASB").

Not all Dollar amounts should be construed as representing
Dollars or as being exchangeable for Dollars.

Rate of exchange and linkage basis:

The amounts stated for assets and liabilities in, or linked to, non-Dollar currencies are included on the basis of the representative exchange rates prevailing at the balance sheet date. the exchange rates of the dollar in relation to the New Israeli Shekel (the "NIS") and the changes in the consumer price index ("the CPI") were as follows:

                    US Dollar           CPI
                    Exchange Rates      in points

December 31, 1993   NIS. 2.986          104.6
December 31, 1994   NIS. 3.018          119.7
December 31, 1995   NIS. 3.135          129.4

(b)  Cash and Cash Equivalents

Cash and cash equivalents include demand deposits with banks and deposits in banks with original maturities of three months or less.

(c)  Fixed Assets

Fixed assets are included at cost, net of investment grants received from the Government of Israel, Cost includes interest capitalized on loans used to acquire fixed assets. The assets are depreciated according to the straight line method, over the estimated useful life of the assets, at the following annual rates:
                              %
Machinery and Equipment       -
Leasehold improvements        11
Furniture and fixtures        6-20
Vehicles                      15

(d)  Research and Development Expenses

Research and development expenses are included at cost, net of investment grants received from the Government of Israel.

(e)  Income Taxes

The Company provides for income taxes in accordance with the provisions prescribed by statement no. 109, "Accounting for Income Taxes" (SFAS 109) of the FASB.


(f)  Loss per Share

Loss per share is calculated based on the weighted average number of shares issued and outstanding during each reporting period.

NOTE 3 - ACCOUNTS RECEIVABLE                 December 31
                                        1995           1994
                                             US Dollars

     Tax authorities                    18245          53989
     Other debtors and prepaid
          expenses                        148           7883
     Grants Receivable                      0          66105

     Total                              18393         127977


NOTE 4 - FIXED ASSETS

               Machinery (2)  Vehicles  Furniture Lease(3)  Total
(a)            and                      and       improve-
               Equipment                Fixtures  ments

                         U.S. Dollars

Cost:(1)
At January 1,
     1995      781701          43948     38926    423874  1288449
Additions
 during the
 year ended
31 Dec 95      292875                     7592     24962   325429

Balance at
 Dec 31,1995  1074576          43948     46518    448836  1613878

Depreciation
As at January
 1, 1995            0           7004      1337      9788    18129
Provision for
year ended
Dec 31,1995    141469           8979      6626     42176  199250

Balance as at
Dec 31,1995    141469          15983      7963     51964  217379
               ______          _____      ____    ______  ______
     Totals    933107          27965     38555    396872 1396499

(1) Net of investment grants of US$ 324,802 as at December 31, 1995 received from the Government of Israel pursuant to the Encouragement of Capital Investments Law 1959. If the Company does not meet the conditions stipulated by this Law, it may be required to refund grants received with the addition of interest and linkage to the CPI. In management's opinion, the Company has met all such conditions as at balance sheet date.

(2) Including capitalized interest in the amount of US$25,596 as at December 31, 1994.

(3) The owner of the building carried out leasehold improvements in the amount of $377,107. The Company undertook to pay a one-time payment of 30% of the cost of the leasehold improvements. An amount equal to 70% of the cost of the renovations was capitalized and will be paid monthly as part of the rent payment over the period of the lease (approximately $3,000 per month). Accordingly, an amount of $295,644 was recorded as Leasehold Improvement and Long-term Liabilities.

     The renovations are depreciated over the period of the lease including the option, e.g. 10% per annum.

(b)  See Note 11 regarding liens on fixed assets.

NOTE 5 - CREDIT FROM BANKING INSTITUTIONS    1995      1994

                         Interest Rates        US Dollars

     Short term credit        21              53889     10956
     Short-term loan           -                  0      2320
     Current maturities of
       long term loan         6-10           177480     32865

                                             ======    ======
                                             231369     46141

          *unlinked carrying interest at Prime plus 2.5%

NOTE 6 - OTHER ACCOUNTS PAYABLE

     Tax Authorities                           2370     55919
     Employees and institutions               75849     75092
     Due to related parties                  341270     14132
     Other                                   159287     93713
                                             ======    ======
                                             578776    238856

NOTE 7 - LONG-TERM LOANS

(A)  Composition:

     Loans from banking
       institutions           6-10           1046873   910183
     Other Loans                8             306636   295644

     Less: Current maturities                (177480) ( 32865)
                                             =======   ======
                                             1176029  1172962

The loans from banking institutions are denominated in US $, the loans are not repayable before the year 1996.

(b)  Repayment dates after one year from balance sheet date:

     Second Year                              271699   122768
     Third Year                               271699   221595
     Fourth Year                              271699   221595
     Fifth Year                               266714   221595
     Subsequent Years                          94218   385409

          Totals                             1176029  1172962
                                             =======  =======
(c)  See Note 11 regarding security.

NOTE 8 - LIABILITY FOR SEVERANCE PAY

The Company's liability for severance pay to its employees, pursuant to Israeli laws, is covered partly by purchase of insurance policies. The amounts paid for insurance policies are not reflected in the balance sheet since they are not under the control and management of the Company. The amount of liability for severance pay presented in the balance sheet reflects that part of the liability not covered by the insurance policies mentioned above.

NOTE 9 - CONTINGENT LIABILITIES AND COMMITMENTS

On February 21, 1994, the Company leased an industrial hall, located in Migdal Haemek, which serves as the Company's industrial plant and offices. The current monthly rent, in the amount of approximately US $6,600, is linked to the index. The lease is for a period of 5 years from March, 1994, the date possession of the building was taken. The Company received an option to extend the period of the lease for 4 years and 11 months, with a rental increment of 5% in real terms or, alternatively, for one or two periods of two years and 5 months each, with a rental increment of 5% in real terms for each period.

Under the terms of the rental contract, the owner of the building undertook to carry out renovations and leasehold improvements at the Company's specifications. The Company undertook to pay the cost as follows:

     (1)  30% of the cost of the renovations due immediately.
     (2) 70% of the cost of the leasehold improvements, capitalized and paid over the period of the lease, including the option to extend the lease. The payments will be made monthly, carry interest and are linked to the CPI.

NOTE 10 - SHARE CAPITAL

(a)  Composition:                  December 31, 1995 and 1994
                                   Authorized     Issued and
                                                  Outstanding
     Management shares of NIS 1 each      400         100
     Ordinary shares of NIS 1 each      21000       13370

          Total:                        21400       13470
                                        =====       =====

(b) Subsequent to balance sheet date an additional amount of approximately $300,000 was paid by the parent company for an issue of another 10% of the controlling shares. ISC, which held
60% of the outstanding shares, was issued another 10% by converting $300,000 of debt to shares on October, 1995.

NOTE 11 - LIENS AND GUARANTEES

In order to secure its liabilities, the Company has liens on all assets, share capital, goodwill, rights and insurance on the Company. All long-term liabilities of the Company as at December
31, 1995 are secured by liens.

                              Year ended:
                                 December 31           Cumulative
                              1995      1994            amounts
                                             US Dollars

NOTE 12 - RESEARCH AND DEVELOPMENT EXPENSES

Salaries and related
  expenses                    147832    100771          248603
Materials                       2863     10028           12891
Consulting                     16425    146250          162675

     subtotals                167120    257049          424169

Less:  Grants received:       ( 8184)  (108152)        (116336)

                              158936    148897          307833
                              ======    ======          ======

NOTE 13 - GENERAL AND ADMINISTRATIVE EXPENSES

Salaries and related
  expenses                    294714    292173          624679
Rent and Insurance             44777     43783           88560
Professional services          51025     51114          117077
Car Expense                    19399     30401           49800
Maintenance expense            34434     19786           54220
Other office expense           18301     15559           35943
Depreciation                  199250     11091          210375

                              661900    463912         1180656
                              ======    ======         =======

NOTE 14 - FINANCING EXPENSES

Bank fees and commissions       7553     24675           38072
Interest expense, net         145559     69941          217734
Foreign exchange
 differences                    4674     10565           15923

                              157786    105181          271729

Less financing expense
 capitalized to cost of
 fixed assets                      0     25596           25596

                              157786     79585          246133

NOTE 15 - NET LOSS PER SHARE

Net loss for the period used
 in the computation           1109485   782338

Weighted average of paid up
 capital stock used in the
 computation                    10662    10100
                              =======   ======

NOTE 16 - APPROVED ENTERPRISE

Production facilities of the Company have been granted, by the Investment Center in Israel, the status of "Approved Enterprise", in accordance with the Encouragement of Capital Investments Law -
1959.

The Company elected the combined course of benefits which provides it with investment grants, state guaranteed loans and certain tax benefits (see also Note 18).

If the Company does not comply with the conditions under which the grants are given, it may be required to refund the amount of the grant, in whole or in part, with interest, from date of receipt.

NOTE 17 - TAXES ON INCOME

(a) The Company has not yet begun its commercial activity, and accordingly, has not had taxable income.

(b) Benefits Under the Encouragement of Industry (Taxes) Law - 1969. The Company is an "industrial company", as defined by the Israeli Encouragement of Industry (Taxes) Law -1969, and, as such, is entitled to certain tax benefits, including accelerated depreciation, deduction of public offering expenses and amortization of knowhow.

(c)  Benefits under the Encouragement of Capital Investments Law
- -1959. The Company is entitled, under the above law, to tax benefits mainly reduced tax rates. Such reduced rates may vary between 10% and 25% depending upon the percentage of non-Israeli share holdings in the company during each year of the benefit period. The benefit period is ten years, commencing the first year the Company has taxable income, and, in any case, will terminate 12 years from completion of the Investment program, or 14 years from date of its approval, whichever is earlier. Distribution of dividends, out of profits accumulated during the benefit period, will result in additional tax on 15% of the distributed amounts.

The Company is entitled to claim accelerated depreciation in respect of fixed assets used by the approved enterprise. The rates are for a period of five years from the date the assets are placed in service.

NOTE 18 - RELATED PARTIES

Following are transactions and balances with related parties:

                                          December 31

                                        1995      1994
                                          US Dollars

Balance Sheet Data:

Assets:

     Loans to related parties              0         0

Liabilities:

     Other accounts payable               887      14132
                                        =====     ======

Statement of Operational data

     Salaries                           57744     104836
     Professional Services              11858       4400
     Patent Expenses                      930       7219

                                        70532     116455

                                        =====     ======

NOTE 19 - SUBSEQUENT EVENTS

The Company is currently negotiating a three-year contract with a leading company in the field of diodes to purchase GAD diodes, packaging them and distributing them in the United States.

NOTE 20 - SUPPLEMENTARY INFORMATION - BALANCES EXPOSED TO THE
EFFECT OF CHANGES IN THE EXCHANGE RATE OF THE U.S. DOLLAR TO THE
ISRAELI CURRENCY.

                              Dec 31, 1995   Dec 31, 1994
                                   Linked              Linked
                         Unlinked  to the    Unlinked  to the
                                   CPI                 CPI

Current Assets

Cash and cash
 equivalents                   0         0    84856          0
Accounts Receivable        18393         0   127977          0
Loans to related
 parties                       0         0        0          0
                           _____   _______   ______    _______
                           18393         0   212842          0
                           =====   =======   ======    =======

Current Liabilities

Credit from banking
  institutions            231369         0    46141          0
Suppliers                 201642         0   233720          0
Other accounts payable    568776         0   238856          0
                          ______   _______   ______    _______

                         1011787         0   518717          0
                         =======   =======   ======    =======

     (1) Unlinked balances are exposed to the effect of changes in the exchange rate of the Dollar to the Israeli currency.

     (2) Balances linked to the CPI are exposed to the effect of the differences between the rate of inflation in Israel and the change in the exchange rate of the Dollar to the Israeli currency.