Form 10KSB/A
period 1995-12-31
INTERNATIONAL SEMICONDUCTOR CORP
filed 1996-05-07
CIK 828413

U.S. SECURITIES AND EXCHANGE COMMISSION
     Washington, D.C. 20549

     FORM 10-KSB/Amended

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

     This report consists of 46 pages.


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

Date:  May 1, 1996

     IN ACCORDANCE WITH THE EXCHANGE ACT, THIS REPORT HAS BEEN
SIGNED BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND
IN THE CAPACITIES AND ON THE DATES INDICATED.

   Signature             Title                         Date


   /s/  Robert Terry     Principal Executive           May 1,
1996
Robert M. Terry          Officer and Director


   /s/  Jules Pier            Director            May 1, 1996
Jules Pier


   /s/  Jerome Saver     Director            May 1, 1996
Jerome Saver


   /s/  Toni J. Gales    Secretary           May 1, 1996
Toni J. Gales



     INTERNATIONAL SEMICONDUCTORS CORPORATION
     (Formerly Israel Semiconductors Corp.)

     A DEVELOPMENT STAGE COMPANY

     CONSOLIDATED FINANCIAL STATEMENTS

     AS AT DECEMBER 31, 1995


     INTERNATIONAL SEMICONDUCTORS CORP.

     CONTENTS

Independent Auditors' Report to the Shareholders           2

Balance Sheet                                              3

Statement of Operations                                    4

Statement of Changes in Shareholders' Equity               5

Statement of Cash Flows                                6 - 7

Notes to the Financial Statements                     8 - 22

Schedules of Form 10KSB                              23 - 27

[BRAUDE BAVLY LETTERHEAD]

Independent Auditor's Report to the Shareholders of
INTERNATIONAL SEMICONDUCTOR CORPORATION

We have audited the accompanying consolidated balance sheet of International Semiconductors Corp. (formerly Israel Semiconductors Corp.) ("the Company") as of December 31, 1995 and 1994, and the related financial statements of income, changes in shareholders' equity and cash flows for each of the three years of the period ended December 31, 1995. These financial statements are the responsibility of the Company's board of directors and management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards, including those standards prescribed by the Israeli Auditors (Modes of Operation) Regulations, 1973. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error int eh financial statements or to anything misleading therein. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by the board of directors and the management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a fair basis for our opinion.

The above financial statements were prepared on the historical cost basis in U.S. dollars.

Regarding the Company's ability to continue as a going concern:

- -- As of the date of approval of the financial statements, the subsidiary of the Company, which constitutes most of the consolidated assets and operations, had encountered liquidity problems which raise significant doubts regarding the ability of the Company or its subsidiary to continue as going concerns.

- -- The success of management's plans to raise additional capital required by the Company and its development stage subsidiary, to enable them to implement further essential investments and carry on their operations is not assured.

The above financial statements have been prepared assuming the Company will continue as a going concern as discussed in Note 1 to the financial statements. Management's plans regarding these matters are also described in Note 1. The financial statements do not include adjustments that might result from the outcome of these uncertainties.

Due to the material effects of adjustments, if any, that might result from the outcome of these uncertainties, the scope of our work was not sufficient to enable us to express an opinion and therefore we do not express an opinion on these financial statements.

   /s/ Udi Erez
BRAUDE BAVLY


               CONSOLIDATED BALANCE SHEET

                                   December 31    December 31,
                                      1995           1994
                              Note        US Dollars

ASSETS

Current assets
 Cash and cash equivalents     3            0        85035
 Short-term bank deposits      4            0        10477
 Related parties                            0       101592
 Other accounts receivable     5        28023       142922
 Inventories                            15000        29358

43023       369384
                                        -----     --------
Fixed assets                   6      1396499      5716714
                                      =======     ========
                                      1439522      6086098
                                      =======     ========
LIABILITIES AND SHAREHOLDER S
 EQUITY

Current liabilities
 Short-term credit from
   banks                       7       318068      1134336
 Short-term loans from
   related parties             8            0       291205
 Suppliers                     9       749205       497386
 Other accounts payable       10       389044       449170
                                      1465317      2372097
                                      -------     --------
Long-term Liabilities
 Long-term loans              11      1176029      3733267
 Accrued expenses                           0         4500
 Liability for severance pay  12        55385        39243
                                      1231414      3777010
                                      -------     --------
Commitments and contingencies 1,15,17,19

Shareholder's Equity

Ordinary shares - $0.001 par value;
 authorized - 26,000,000 shares and
 26,000,000 shares; issued and
 outstanding - 8,464,267 shares
 and 5,574,000 shares         13         8464         5574
Premium on shares                     4451142      2915907
Accumulated loss during
 development stage                   (5716815)    (2984490)
                                      -------      -------
                                     (1257209)    (  63009)
                                      -------      -------
                                      1439522      6086098
                                      =======      =======

The accompanying notes are an integral part of the financial statements.

      /s/ Robert M. Terry       /s/ Jerome Saver
          Robert Terry            Jerome Saver
     Director and President        Director




     INTERNATIONAL SEMICONDUCTOR CORP

     CONSOLIDATED STATEMENT OF OPERATIONS


                              Year ended December 31,
                           1995      1994     1993

                                                     Cumulative
                    Note                US Dollars       Amounts

Start Up Expenses    14a       0    355768    45152     400920

Marketing expenses        130863    188177    78299     397339

Research and development
 expenses            14b  159037    188076    25855     372867

Administrative and
 general expenses    14c  917702    840908   607760    2481682

Financing expenses,
 net                 14d  208432    462470    67597     747615

Net loss before loss
 from sale of subsidiary 1415933   2035399   824663    4400423

Loss from sale of
 subsidiary              1316392        0         0    1316392

Net loss for the
period                   2732325   2035399   824663    5716815
                         =======   =======   ======    =======

Net loss per share          .322      .417     .200
                         =======   =======   ======

Weighted average number
 of shares               8464247   4880947  4120213




     CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS  EQUITY
ASCII NOTE***change left margin to 2***


                                                                Total
                                                                Share-
                    Ordinary shares      Premium   Accumulated  Holders
                    Number      Amount   on shares     Loss     Equity
                                            US Dollars

Balance as of December
 31, 1993           4682143   4682      2056239   ( 949091)      1111830

Issue of shares on
 July 21, 1994       116601    117       116484        0          116601

Issue of shares on
 September 30, 1994  475167    475       593484        0          593959

Issue of shares on
 November 30, 1994   300000    300       149700        0          150000

Net loss for the year
 ended December 31,
 1994                     0      0            0   (2035399)     (2035399)

Balance as of
 December 31, 1994  5573911   5574      2915907   (2984490)  (63009)

Issue of shares in
 1995               2890000   2890      1535235         0        1538125

Net loss for the year
 ended Dec 31, 1995      0       0            0   (2732325)    (2732325)

Balance as of
 December 31, 1995  8463911   8464      4451142   (5716815)    (1257209)
                    ======    ====      =======    =======       =======


               CONSOLIDATED STATEMENT OF CASH FLOWS

                              Year ended December 31,
                           1995      1994      1993         Cumulative
                                        US Dollars           amounts

CASH FLOWS FROM OPERATING
 ACTIVITIES

Net loss               (2732325)   (2035399) ( 824663)      (5592387)
Reconciliation of net loss
 to net cash used by
 operating activities
 (Appendix)             2009473      611013    132799        2753285

Net cash used by
 operating activities  ( 722852)    1424386) ( 691864)      (2839102)
                        -------     -------   -------        -------

CASH FLOWS FROM INVESTING
 ACTIVITIES

Investment in fixed
 assets                ( 404350)   (2899526) (2571177)      (5875053)
Proceeds from sale of
 fixed assets                 0        8186         0           8186
Investment grants         78921     1544255   1249254        2872430
 received
Decrease (increase) in
 short-term deposit           0      665312  ( 675789)      (  10477)
Cash of sold company          0           0      4706           4706
Loans to related
 parties               (    170)   (  98243)        0          98413)

Net cash used by investing
 activities            ( 325599)   ( 780016) (1993006)      (3098621)
                        -------      ------   -------        -------
CASH FLOWS FROM FINANCING
 ACTIVITIES

Issuance of shares       827266      860560     79706        1767532
Receipt of long-term
 loans                   137879     1548986   1497533        3184398
repayment of long-term
 loans                 ( 174917)   (  11626)        0       ( 186543)
Receipt of loans from
 related parties         158396      215827     42898         417121
Increase (decrease) in
 short-term credit from
 banks                   14792     ( 349350)   936736         602178

Net cash provided by
 financing activities   963416      2264397   2556873        5784686
                        ======      =======  ========       ========

Net increase (decrease)
 in cash and cash
 equivalents          (  85035)       59995  ( 127997)      ( 153037)
Cash and cash equivalents
 at beginning of period  85035        25040    153037         153037

Cash and cash equivalents
 at end of period            0        85035     25040              0
                        =======      ======  ========       ========

     CONSOLIDATED STATEMENT OF CASH FLOWS


                              Year ended December 31,
                           1995      1994      1993         Cumulative
                                        US Dollars           amounts


Income and expenses not
 constituting cash flows

  Depreciation            190250    130828     9780          339858
  Increase in liability
   for severance pay       22041     34220     4523           60784
  Linkage differences on
   long-term loans         40105     26444        0           66549
  Loss from sale of
   subsidiary            1316392         0        0         1316392
                         _______    ______     ____         _______
Changes in assets and
 liabilities             1577788    191492    14303         1783583
                         =======    ======    =====         =======
  Increase in other
   accounts receivable   (163319)   (50631)  (60820)        (274770)
  Decrease (increase) in
   inventories                 0     12817   (42175)        ( 29358)
  Increase in suppliers   502318    247688    56736          806722
  Increase in other
   accounts payable        92686    211167   158755          462608
  Increase (decrease)
   in non-current accrued
   expenses payable            0    ( 1500)    6000            4500
                         _______    ______   ______         _______

                          431685    419521   118496          969702
                         =======    ======   ======         =======

                         2009473    611013   132799         2753285
                         =======    ======   ======         =======
Supplemental disclosures
 of cash flow information:
  Interest payments
   (including interest
    capitalized)               0    353254   131108          484362
                         =======    ======   ======         =======
  Income tax payments          0      7021        0            7021
                         =======    ======   ======         =======

Non-cash funding activity

  Issuance of ordinary
   shares in connection
   with an acquisition
    Ordinary Shares            0         0      300             300
    Premium on shares     710859         0     4406          715265
                         _______    ______    _____         _______

                          710859         0     4706          715565
                         =======    ======    =====         =======

                        INTERNATIONAL SEMICONDUCTORS CORP.
                      (Formerly Israel Semiconductors Corp.)
                           A DEVELOPMENT STAGE COMPANY

          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                             AS AT DECEMBER 31, 1995

NOTE 1 -  ACQUISITION, GENERAL AND LIQUIDITY ISSUES

          Acquisition and General


     a. International Semiconductors Corp. (formerly Israel Semiconductors Corp.) (hereinafter - "ISC" or "the Company") was organized in 1987, initially as an inactive publicly held corporation pursuing a business acquisition. On September 29, 1993, ISC acquired from Lema Investments Ltd. all of the outstanding shares (including on share held in trust) of Gallium Arsenide Industries, Ltd. (hereinafter - "Gallium"), a development stage Israeli company, by issuing the 3,982,189 (after giving effect to a six for on reversed stock spit described below) of its previously unissued ordinary shares. Since the shares issued represent approximately 92.5% of the then outstanding shares of ISC, the transaction has been accounted for as a reverse acquisition. In accordance with such treatment, Gallium is considered to be the acquiring company. Accordingly, the accompanying financial statements reflect until 31 December 1994 the operations of Gallium since its inception and its assets and liabilities are reflected on a historical cost basis.

     b. Gallium was incorporated in Israel on May 25, 1992. In July 1992 (hereinafter "inception of Gallium"), Gallium began the establishment of an industrial plant in Ramot - Jerusalem, for the production of high quality Gallium Arsenide (hereinafter - "GaAs"). Gallium commenced initial limited production activities in 1994.

     On June l, 1995 the Company sold all its shares in Gallium in return for a commitment from the purchaser to pay $ 2,234 thousand. This liability bears an interest at an annual rate of 8%. The payment day is 1 July 2005. This liability is not secured. Due to the distinct possibility that this debt not be collected, it was not included in the financial statements.

     Since there was no significant business activity in Gallium after 1 January 1995, the results of operations of Gallium subsequent to 31 December 1995 are not included in the consolidated statement of income.

     c. In September 1993, the Company undertook to invest, upon the fulfillment of certain conditions, in the capital of a newly founded Israeli development stage company, GAD Semiconductors Limited (hereinafter - "GAD"), an amount of up to $1 million, as part of its undertaking to raise GAD some $3 million, the additional $2 million by way of Government guaranteed loans. In return for the above undertaking, the Company was initially issued 60% (6,060 shares) of the outstanding shares of GAD against their normal (par) value $2,033, with further amounts of investment, up to the above amount of its undertaking, to be considered as premium on the shares (contributed capital). As of December 31, 1995, approximately $1,190,000 had been invested by ISC in GAD. On 31 December the Company was issued another 10% (3,370 shares) of the outstanding shares of GAD.

     In the period from January 1, 1996 to April 17, 1996 the Company invested an additional US$ 282,000 in GAD, and was issued another 6% (3,370 shares) of the outstanding shares of GAD.

     GAD was incorporated in August 1993, by another Israeli company, with a purpose to further develop a certain patentable process related to production of certain GaAs products. the basic know how for the development of the above process was transferred to GAD by its incorporator company, without consideration.

     GAD was granted "Approved Enterprise" status for an investment program to construct a production facility in the amount of US$2.45 million by the Israeli Investment Center, under the Law for the Encouragement of Capital Investments - 1959 (see also Notes 14b and 15 regarding benefits to "Approved Enterprises", under the above law). Most of the construction was implements in 1994 and the production facility was completed in the second quarter of 1995.

     On February 1, 1994 a research program for the year 1994 in the amount of US$217 thousand was approved by the Chief Scientist at the Ministry of Trade and Industry. GAD invested this amount in research and development activities and received grants in the amount of 50% of its investment as the Chief Scientist's participation.

     d. During 1995 the Company raised US$1,538,125 through private placements, mainly against debts conversion. The Company intents to raise additional capital in 1996 by private placements and by a public offering near the end of the year. There are no assurances that either the private placements or the public offering will be successful. As of the date of the approval of the financial statements the company issued US$2,080,000 through private placements.

     e. As of the date of approval of the financial statements, GAD Company, which her assets and operations constitutes most of the consolidated assets and operations, had encountered liquidity problems which raise significant doubts regarding the ability of the Company or its subsidiary to continue as going concerns.

     f. GAD completed construction of its production facilities in June 1995 but has not yet proved it capability for commercial production. GAD is in a negotiating process regarding a three-year contract with a leading company in the field of diode distribution and manufacturing, to package and sell GAD's diodes through its distribution network.


NOTE 2 -  SIGNIFICANT ACCOUNTING PRINCIPLES

     a.   Principles of Consolidation

          The consolidated financial statements include financial statements of ISC and its subsidiary, GAD ("the Group"). Last year the financial statements included financial statements of two subsidiaries: Gallium and GAD. Inter-company balances and transactions were eliminated in consolidation. As to reverse acquisition see Note 1(a).

     b.   Financial Statements in United States dollars

     Based upon the Company's plans, it is expected that once full commercial production commences, most revenues will be received from outside of Israel, in foreign currencies - mostly in U.S. dollars ("dollars"). Additionally, prices of the products expected to be produced and sold by the Company are quoted and denominated in the world markets in dollars. The cost of material to be used in the production of the GaAs wafers and other products as well as some other elements of cost and expenses are also expected to be incurred in dollars. The Company's management believes that the dollar is the currency of the primary economic environment in which it operates. Therefore, the functional currency of the company is the dollar.

     Transactions and balances originally denominated in dollars are presented at their original amounts. Transactions and balances in other currencies are remeasured into dollars in accordance with the principles set forth in Statement No. 52 of the Financial Accounting Standards Board of the United States (the "FASB").

   Not all dollar amounts should be construed as representing dollars or as being exchangeable for dollars.

   Rate of exchange and linkage basis:

   The amounts stated for assets and liabilities in currencies other than the dollar are included on the basis of the representative exchange rates prevailing at balance sheet dates.

   The exchange rates of the dollar in relation to the New
   Israeli Shekel ("the shekel") were as follows:

   December 31, 1993 - US$1 = NIS 2.986
   December 31, 1994 - US$1 = NIS 3.018
   December 31, 1995 - US$1 = NIS 3.135

     c.   Cash and Cash Equivalents

   Cash and cash equivalents comprise case and bank deposits with original maturities not exceeding three months.


     d.   Inventories

   Raw material inventories are included at the lower of cost or market value, Cost is calculated by the "first-in, first-out" method.

     e.   Fixed Assets

   1. Fixed assets are stated at cost, less Government investment grants, which were granted to finance fixed assets acquisition. Interest costs incurred on debts used to acquire fixed assets and other costs relating directly to the acquisition and construction of assets - in the period required to get the assets ready for their intended use - are included in the cost of fixed assets.

   2. Depreciation of plant and equipment began again in 1995 because production activities were resumed during 1995. The assets were depreciated according to the straight-line method over the estimated useful lives of the assets, at the following annual rates:


      Machinery and equipment       10
      Leasehold improvements     10  -  25

   3.   Motor vehicles and office furniture are
        depreciated by the straight-line method at the following annual rates:

      Motor vehicles         15
      Office furniture     7 - 20

     g.   Income Taxes

   The Company provides for income taxes in accordance with the provisions of FASB 109 - Accounting for Income Taxes.

   The Company has not provided for deferred taxes on income, related to tax loss carryforwards and other temporary differences, as there is uncertainty regarding its ability to recover such deferred taxes.

     h.   Liabilities Linked to the Israeli Consumer Price Index

   Liabilities, which are linked to the Israeli consumer price index (hereinafter - "CPI"), are included in the financial statements according to the latest CPI published before the dated of the financial statements.



NOTE 3 -  CASH AND CASH EQUIVALENTS

                     December 31   December 31
                       1 9 9 5       1 9 9 4
                          U.S. dollars

   Cash                     -        85,035
                       _______       _______
                            -        85,035
                       =======       =======


NOTE 4 -  SHORT-TERM BANK DEPOSITS

   Use of this deposit is restricted, as it is pledged to a bank as collateral for the repayment of a loan received (see also Note 7)


NOTE 5 -  OTHER ACCOUNTS RECEIVABLE

                               December 31,  December 31,
                                1 9 9 5        1 9 9 4
                                    U.S. dollars

   Grants receivable                            66,105
   Taxes receivable             18,245          61,010
   Other accounts receivable     9,779          15,807

                                28,023         142,922
                               =======         =======

NOTE 6 -  FIXED ASSETS


               Machinery
                 And     Motor     Office    Leasehold      Total
               Equipment Vehicles  furniture improvements

Cost
As at Jan 1,
 1995          5070763    94299     69678     622582         5857322
Additions       292875        0     7592      24962           325429
Disposals     (4289062)  (50351)   (30752)   (198708)       (4568873)

As at
 Dec 31, 1995  1074576    43948     46518     448836         1613878
               -------    -----     -----     ------         -------

Accumulated
 Depreciation    76107    22024      7477      35000          140608
Provision       141469     8979      6626      42176          199250
Disposals      ( 76107)  (15020)   ( 6140)    (25212)       ( 122479)
As at
 Dec 31, 1995   141469    15983      7963      51964          217379
                ======    =====     =====     ======         =======
Balance
As at
 Dec 31, 1995   933107    27965     38555     396872         1396499
                ======    =====     =====     ======         =======
As at
 Dec 31, 1994  4994656    72275     62201     587582         5716714
               =======    =====     =====     ======         =======


     a. The cost of machinery and equipment as at December 31, 1994 includes capitalized costs in the cumulative amount of $225,280 from inception of Gallium. The amounts of $25,590, $197,318 and $2,366 were capitalized in 1994,
   1993 and 1992, respectively.

     b. The main components of machinery and equipment are special-purpose furnaces and auxiliary equipment, including environmental protection systems, and a stock of replacement components, parts and tools.

   The furnaces were acquired in a transaction between the Company and between two their companies, one being the developer and one being the manufacturer of the furnaces, at a price which also included specialized know how for the building of the furnaces and for their operation in the production of GaAs crystals, as well as a stock of components and parts to be utilized as spare parts and as a basis for the construction, if required, of replacement furnaces.

     c.   For pledges on the fixed assets, see Note 19.

     d. Investment grants in the amounts of $324,802 and $1,544,255 as at December 31, 1995 and 1994, respectively, were deducted from the cost of the fixed assets.


NOTE 7 -  SHORT-TERM CREDIT FROM BANKS

                         Annual Rate    December 31,   December 31
                         Of Interest       1995            1994
                              %               US Dollars

Revolving bank credit    17.8-18.5 (1)   53889          340159
Revolving bank credit       25.1   (2)       0           92799
Short-term bank loans                                     2320
Short-term bank loans     7.3- 7.8 (3)       0          197000
Current Securities          6-10.0 (4)  264179          502058

                                        318068         1134336
                                        ======         =======


   (1) Linked to the prime interest rate which was approximately 15.2% as at December 31, 1995.

   (2) This credit is in unlinked shekels and was granted by the bank to cover unpaid interest on long-term loans.

   (3) These loans, in shekels are linked to the dollar are due at various dates and are guaranteed by a letter of credit provided by a related party. The company may at its sole discretion, prior to the due date, activate the guarantee, in this case, the amounts covered to repay the current portion of the loan.

   (4) These loans are mainly the current maturities of government guaranteed long-term loans. The loans are linked to the dollar and due a various dates.

NOTE 8 - SHORT TERM LOANS FROM RELATED PARTIES

                                             December 31    December 31
                                                 1995          1994
                                                    US Dollars

Demand Loans                                           0         3313
Other loans                                            0       287892
                                                               291205
                                                            =========

The demand loans are payable 30 days after demand. All the loans are denominated in Israeli currency, are unlinked and interest-free. The loans are not secured and repayment dates have not been fixed. The highest balances of the loans during the period ended December 31, 1994 was $647,785.


NOTE 9 - SUPPLIERS

     These are amounts due to suppliers mainly in connection with the acquisition of fixed assets and leasehold improvements.

NOTE 10 - OTHER ACCOUNTS PAYABLE

                               December 31,  December 31,
                               1 9 9 5       1 9 9 4
                                   U.S. Dollars

   Taxes Payable                  2,370       155,453
   Employees and provisions
    for salary-related expenses  75,849       158,822
   Related parties                 ---         19,624
   Other accounts payable       319,825       115,271

                                398,044       449,170
                                =======       =======



NOTE 11 - LONG TERM LOANS

                              Interest       December 31,   December 31,
                                 %               1995          1994
                                                    US Dollars

a.  Israeli currency loans
     linked to the dollar      6.875         1046873        2791159
     linked to the index      3.7-4.2              0         238339
    Dollar loans               7-9                 0         910183
    Other loans                  8            306636         295644

                                             1353509        4235325
     Less current maturities                  177480         502058

                                             1176029        3733267
                                             =======        =======
b.  The loans are repayable, as follows:

     Second Year                              271699         690370
     Third year                               271699         797683
     Fourth year                              271699         797683
     Fifth year                               266714         797683
     Subsequent years                          94218         649848

                                             1176029        3733267
                                             =======        =======

c. All the loans are Guaranteed by the state of Israel in accordance with the Law for the Encouragement of Capital Investments - 1959 (see also Note 15).

NOTE 12 - LIABILITY FOR SEVERANCE PAY

   The liability of the Company and its subsidiaries for severance pay to their employees, calculated at one month salary per year of service, pursuant to Israeli laws, is covered partly by premiums paid to an insurance company and partly by accrual. The amounts maintained with the insurance company are not under the control of the Company and, accordingly, such amounts, and the liability they cover, are not reflected in the financial statements.

NOTE 13 - ORDINARY SHARES

     a.   As to a reverse stock split of 6:1, see Note 1a.

     b. The Company has signed individual employment agreements with two key employees, under which they receive options to acquire ordinary shares of the Company at an exercise price of US$0.50 per share. One employee receives options for 4.666 shares each month over a three year employment period, for a total of 168,000 shares; other individual will be entitled to acquire 1% of the Company's common stock after a three year employment period, earning the rights a 1/36 of the total option for each month of employment, also with a exercise price of US$0.50 per share. Each block of options will be exercisable only after termination of employment or the passage of three years, whichever occurs first, and will remain available for five years thereafter, beyond which time, if unexercised, the options lapse.


NOTE 14 - SELECTED STATEMENTS OF OPERATIONS DATA

                              Year ended December 31,       Cumulative
                              1995      1994      1993        Amounts
                                        US Dollars

a.  Start up expenses

Purchase of raw materials          0     27047      4902     31949
Salaries and related
 expenses                          0     64362     29733     94095
Depreciation                       0     93440         0     93440
Rent                               0     40253         0     40253
Consulting                         0     82682         0     82682
Other                              0     47984     10517     58501

                                   0    355768     45152    400920
                              ======    ======    ======    ======

b.  Research and Development
     expenses

Professional services          16425         0     24987     41412
Salaries and related
 expenses                     147832    159269     17515    324616
Others                          2863    156278        98    159239

                              167120    315547     42600    525267
Less government grants          8184    127471     16743    152400

                              158936    188076     25855    372867
                              ======    ======    ======    ======

c.  Administrative and General
     expenses

Salaries and related
 expenses                     295714    519821    198615   1038267
Professional services         306827    103775    252610    716406
Travel, vehicle maintenance
 and travel abroad             19399     77138     26874    154617
Rent, maintenance and
 insurance                     44777     99816     87875    234509
Depreciation                  199250     22505      2279    224034
Office expenses and
 others                        52735     17853     39507    110849

                              917702    840908    607760   2481682
                              ======    ======    ======   =======

d.  Financing Expenses, Net

Banking commissions             9291     77382     53458    163455
Interest expenses             193350    331531     28288    553260
Foreign exchange losses
 (gains) from remeasurement     5791     16075    (14149)   ( 6582)
Other                              0     37482         0     37482

                              208432    462470     67597    747615
                              ======    ======    ======    ======


NOTE 15 - APPROVED ENTERPRISE

   The production facilities of GAD have been granted, by the "Investment Center" in Israel, the status of "Approved Enterprise", in accordance with the Encouragement of Capital Investments Law - 1959.

   GAD elected the combined course of benefits which provide them with investment grants, Guaranteed by the state of Israel loans and certain tax benefits (see also
   Note 16).

   The implementation of the investments, under GAD's approved investment program, was to have been completed under the terms of the approval, not later than February
   1995.

   Due to liquidity difficulties of GAD, the implementation of the investment program was delayed. This may result in the cancellation of the program's approved status by the authorities.

   GAD has not yet completed its program. GAD is in the process of negotiation with the Investment Center to delay the implementation of the investments. No provisions were included in the financial statements regarding the delay of the implementation due to the managements' assertion that the delay will be approved by the investment center.


NOTE 16 - TAXES ON INCOME

     a. GAD has not yet begun commercial activity, and accordingly, has no taxable income.

     b.   Benefits under the Encouragement of Industry (Taxes)
   Law - 1969.

   GAD is an "industrial company", as defined by the Israeli Encouragement of Industry (Taxes) Law - 1969, and, as such, is entitled to certain tax benefits, including accelerated depreciation, deduction of public offering expenses and amortization of know how.

     c.   Benefits under the Encouragement of Capital Investments
   Law - 1959.

   GAD is entitled, under the above law, to tax reliefs, mainly reduced tax rates. Such reduced rates may vary between 10%-25%, depending on the percentage of non-Israeli shareholdings in the company during each year of the benefit period. The benefit period is ten years, commencing the first year of having taxable income, and, in any case, will terminate 12 years from completion of the investment program, or 14 years from date of its approval, whichever is the earlier. Distribution of dividends, out of profits accumulated during the benefit period, will result in additional tax of 15% on the distributed amounts.

   Based on the percentage of non-Israeli shareholding in GAD as at December 31, 1995, the effective Israeli tax rate on undistributed profits will be 25% for GAD.


NOTE 17 - CONTINGENCIES AND COMMITMENTS

(A) GAD leased an industrial premises, located in the industrial zone of Migdal Haemek, which serves as its industrial plant and offices. The current monthly rental, in the amount of approximately US $6,600, is linked to the index. The lease is for a period of 5 years from March 1994. The company received an option to extend the period of the lease for 4 years and 11 months, with rental increments of 5% in real terms or, alternatively, for one or two periods of two years and 5 months each, with a rental increment of 5% in real terms for each period.

  Under the terms of the rental contract, the owner of the premises carried out renovations and leasehold improvements at the company s specifications. The Company paid 30% of the cost immediately and undertook to pay 70% of the cost capitalized and paid over the period of the lease, including the option to extend the lease. The payments will be made monthly, carry interest and are linked to the CPI.

(B) As to investment grants, see Note 15.

  As to possible rights of certain key employees to receive or acquire shares in the Company, see Note 13b.

(C) As to possible rights of certain key employees to receive or acquire shares in the Company, see Note 13b.


NOTE 18 - RELATED PARTIES

a.  Following are transactions and balances with related parties:


                              Year ended December 31,       Cumulative
                              1995      1994      1993        Amounts
                                        US Dollars

Statement of Operation Data:

Salaries, management and
 professional fees to
 related parties              184668    295673     75404    560693
                              ======    ======    ======    ======
Interest expenses                  0     15261         0     15261
                              ======    ======    ======    ======
Interest income                    0      5980         0      5980
                              ======    ======    ======    ======
Participation in expenses       1802      7039         0      8841
                              ======    ======    ======    ======
Patent expenses                  930      7219         0      8149
                              ======    ======    ======    ======

                                             December 31,   December 31,
                                                 1995          1994
                                                      US Dollars
Balance Sheet Data

Assets:

Loans to related parties                               0    101592
                                                  ======    ======
Liabilities:

Other accounts payable                            160538     19426
                                                  ======    ======
Loans from related parties                             0    291205
                                                  ======    ======

b. In addition to the above-mentioned guarantee in Note 17h., other related parties have guaranteed loans to the company in the amount of approximately $83,000. The guarantee was scheduled to expire on December 31, 1993, but, was extended for a further unlimited period.

NOTE 19 - PLEDGED ASSETS

GAD has given a fixed charge on its equipment and a floating charge on its assets to a commercial bank in Israel. Most of the charges have been given as security for State guaranteed loans received and for short term credit.

NOTE 20 - SUBSEQUENT EVENTS

All events subsequent to the date of the financial statements are described in Note 1.


NOTE 21 - SUPPLEMENTARY INFORMATION - BALANCES EXPOSED TO THE EFFECT OF CHANGES IN THE EXCHANGE RATE OF THE US DOLLAR TO THE ISRAELI CURRENCY

                    December 31, 1995   December 31, 1994
                              Linked              Linked to
                    Unlinked  to the    Unlinked  the index
                       (1)    index(2)      (1)      (2)
                                    US Dollars

CURRENT ASSETS

Cash and cash
 equivalents             0         0     95512         0
Accounts receivable  28023         0    142922         0
Due to related
 parties                 0         0    101592         0
                     28023         0    340026         0
                    ------     -----    ------     -----

CURRENT LIABILITIES

Short-term bank
 credit             318068         0   1134336         0
Suppliers           749205         0    497386         0
Account payable(3)  398044         0    449170         0
Short-term credit
 from related
 parties                 0         0      3319         0
                    ______    ______    ______    ______
                   1465317         0   2084211         0
                    ------    ------    ------    ------

LONG-TERM LIABILITIES

Liabilities to banks     0         0         0    238339
                    ======    ======    ======    ======
                   1437294         0  (1744185)  (238339)
                    ======    ======    ======    ======

  (1) Unlinked balances are exposed to the effect of changes in the exchange rate of the dollar to the Israeli currency.
  (2) Balances linked to the index are exposed to the effect of the differences between the rate of inflation in Israel and the changes in the exchange rate of the dollar to the Israeli currency.
  (3) Certain payables are partly linked and/or maintain interest rates higher than inflation.

(B) following is the index on various relevant dates:

                              In Points:

          December 31, 1995        129.4
          December 31, 1994        119.7
          December 31, 1993        104.6




SCHEDULE III: PARENT COMPANY CONDENSED FINANCIAL INFORMATION OF
REGISTRANT

A.  CONDENSED BALANCE SHEET

                                                  December 31,

1995
                                                  US Dollars
ASSETS
Investment in GAD, net of provision for losses    ( 472039)
Loans from subsidiaries                               2154
Accounts receivable                                   7475
                                                    ------
                                                  ( 462410)
                                                   =======
LIABILITIES AND SHAREHOLDER S EQUITY

Current Liabilities
 Credit from bank institutions                       86698
 Suppliers                                          547563
 Other accounts payable                             160538
 Loans to related parties                                0
                                                    794799
                                                    ------

Shareholder s Equity
 Common stock                                         8464
 Premium on share capital                          4451142
 Accumulated Loss                                 (5716815)
                                                  (1257209)
                                                   =======
B. CONDENSED STATEMENT OF OPERATIONS
                                                  Year ended
                                                  December 31
                                                      1995

Administrative and general expenses                 255802
Financing expenses, net                              51533
Net loss of subsidiary                             1108599
Loss from sale of subsidiary                       1316391
Net loss for the year                              2732325
Accumulated loss at beginning of year              2984490
Accumulated loss at end of year                    5716815
                                                   =======
The Israel Semiconductors Corp. Condensed Financial Information should be read in conjunction with the Consolidated Financial Statements and Notes to consolidated financial statement included elsewhere herein.


C.  CONDENSED STATEMENT OF CASH FLOWS

Cash flows from operating activities
 Loss for the year                                (2732325)
 Reconciliation of net loss to net cash
   from operating activities (appendix)            3082988
 Net cash used by operating activities              350663
                                                   -------
Cash flows from investing activities
 Investment in GAD                                ( 895138)
 Net cash used by investing activity                895138
                                                   -------
Cash flows from financing activities
 Issue of shares                                    827266
 Loans remittance from related parties             (112352)
 Short-term bank credit                           ( 170439)
 Net cash provided by financing activities          544475
                                                    ------
 Net decrease in cash and cash equivalents               0
 Cash at beginning of year                               0
 Cash at end of year                                     0
                                                   =======
APPENDIX - Adjustment to reconcile loss to net cash used
    In operating activities.

Expenses not constituting flow of cash
 Loss from sale of subsidiary                      1316391
 Provision for GAD s losses                        1108599
                                                   2424990
                                                   -------
Changes in assets and liabilities
 Increase in accounts payable                        91885
 Increase in suppliers and other payables           566113
                                                    657998
                                                   -------
                                                   3082933
                                                   =======
Supplemental disclosures of cash flow information
 Interest payments                                   48667
 Income tax payments                                     0
                                                   =======
The Israel Semiconductors Corp. Condensed Financial Information should be read in conjunction with the Consolidated Financial Statements and Notes to Consolidated Financial Statements included elsewhere herein.



SCHEDULE V   PROPERTY, PLANT AND EQUIPMENT

_________________________________________________________________
Column A    Column B     Column C   Column D  Column E  Column F

Other
            Balance at                         Changes
Classifi    beginning    Additions  Retire-  add (deduct) Balance
 cation      Of year     at cost     ments   describe   at end yr
_________________________________________________________________

Machinery
 and
Equipment   5070763       292875        0    (4289062) 1074576

Motor
 vehicles     94299            0        0    (  50351)   43948

Office
 furniture    69678         7592        0    (  30752)   46518

Leasehold
 improve-
  ments      622582        24962        0    ( 198708)  448836
             ------       ------   ------     -------  -------
            5857322       325429        0    (4568873) 1613878
            =======       ======   ======     =======  =======

Investment
grants which
were deducted
from the cost
of assets
            1544255        99522        0    (1318975)  324802
            =======       ======   ======     =======  =======


SCHEDULE VI    ACCUMULATED DEPRECIATION AND AMORTIZATION OF
               PROPERTY, PLANT AND EQUIPMENT


_________________________________________________________________
Column A    Column B     Column C   Column D  Column E  Column F

Other
            Balance at                         Changes
 Classifi        beginning    Additions  Retire-  add (deduct) Balance
 cation      Of year     at cost     ments   describe   at end yr
_________________________________________________________________

Machinery
 and
equipment     76107       141469        0    ( 76107)   141469

Motor
 vehicles     22024         8979        0    ( 15020)    15983

Office
 furniture     7477         6626        0    (  6140)     7963

Leasehold
 improvement  35000        42176        0    ( 25212)    51964

             140608       199250        0    (122479)   217379
             ======      =======   ======     ======   =======


SCHEDULE IX    SHORT-TERM LOANS

_________________________________________________________________
Column A    Column B     Column C   Column D  Column E  Column F
                                    Maximum   Average   Weighted
Category of              Weighted   Amount    amount    average
aggregate   Balance at   average    outstand  outstand  interest
short-term  beginning    Interest   ing       ing       rate
loans        Of year      rate      during    during    during
                                    Year      year      year
_________________________________________________________________
                         US dollars

Revolving
 credit      340159       *18.15%   60000     55000     *18.15%

Revolving
 credit       92799       *25.10%       0         0

Short-term
 loans       199320       **5-7%        0         0
             ------       -------   -----     -----
             632278                 60000     55000
             ======                 =====     =====



 *   The interest rate is on unlinked NIS balances
**   The interest rate is on linked NIS balances