Form 10QSB
INTERNATIONAL SEMICONDUCTOR CORP
filed 1996-05-20
CIK 828413

U.S. SECURITIES AND EXCHANGE COMMISSION
     Washington, D.C. 20549

     FORM 10-QSB

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1996.

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

The aggregate number of shares outstanding of the Issuer's Common
Stock, its sole class of common equity, was 9,042,452 as of March
31, 1996.

     This report consists of __ pages.


Part 1

Item 2.

     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
     FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THE COMPANY

Background     Israel Semiconductor Corporation, continues to be
a development-stage corporation (the "Company"). The Company was incorporated on March 13, 1987, initially as an inactive publicly held corporation pursuing a business acquisition.

Business Development In September 1993, the Company committed to invest in shares of a newly founded Israeli development stage company, GAD Semiconductors, Ltd. ("GAD"), specializing in gallium arsenide applications, initially in the form of diodes, an amount up to $1,000,000 ($900,000 in cash and $100,000 in loans) and undertook to raise additional funds by means of commercial banking loans, grants and government loans which GAD is qualified to receive as a recognized Approved Enterprise under the Israeli Encouragement of Capital Investment-1959 Law. Together with the initial investment, this has aggregated to approximately $3,400,000, which is $400,000 in excess of the originally agreed upon amount. In return for the initial commitment, GAD issued to the Company 60% of its common stock, par value $2,033. The subsequent investment of $400,000 was converted into additional common stock of GAD for which GAD issued 1000 shares (approximately 10% of the common stock then outstanding) to the Company in September, 1995. The major part of the investment, up to the amount which the Company has undertaken to invest in GAD's shares, has been considered as premium on the shares. As of March 31, 1996, the Company was well past its initial commitment for investment, and has exceeded the original program by approximately $500,000, most of which has
been converted to additional equity in GAD.   Under the approved
capital investment program, GAD received, during the first quarter of 1996, no State guaranteed loans, although amounts are accruing which should be realized during the second quarter of this year.

Capital Resources and Liquidity The Company has sustained a negative cash flow since the beginning of 1994. The Company raised $1,538,125 during 1995 in various private placements, and has, thus far in 1996, raised an additional $214,382 by the sale of 548,627 shares in private placements. The Company has satisfied a debt with Bank Hapoalim, Israel, of $114, 382.00 by the issuance of 80,000 shares in late January, and a debt of $50,000 due Michael Harrison, by issuance of 133,333 shares in February. Further, the Company sold 100,000 shares to Eli Ahron for $50,000 on February 5, 1996, and 235,294 shares to Caymus Capital Limited, for $100,000, on February 10, 1996.

During the fourth quarter of 1995, and the first quarter, 1996, the Company borrowed $208,000 from Tweed Investments, Ltd., which is in the form of a convertible note, with a conversion rate of $0.60 per share during the succeeding 6 months for the initial $158,000 and $1.05 per share for the final $50,000. Tweed has inicated that it will loan additional amounts, if necessary.

Employee Stock Transactions The Company has personal employment agreements with key personnel, Robert M. Terry, the Company's President, and Dr. Alex Lahav, President of the GAD subsidiary. Mr. Terry receives $7,500 per month, in the form of stock of the Company, for his services. He is also entitled to acquire 10,000 shares of stock for each month in service of the Company, commencing with his original service period as Chairman, January 1, 1994, and extending through February, 1996, at an exercise price of $1.50 per share. Two outside consultants, Arik Makleff, Chairman of the Board of Directors of GAD, and Christopher Dieterich, the Company's general counsel, were also tentatively granted options, exercisable at the rate of $1.50 per share, in a total amount of 250,000 each, with Mr. Makleff's vesting period beginning on May 1, 1994, and maturing at the rate of 10,000 shares per month, and Mr. Dieterich's commencing on his first full month of service to the Company, beginning on July 1, 1995, and not vesting until a complete period of 2 full years has elapsed, unless his service contract is prematurely terminated at the Company's request. The Company has filed an S-8 registration statement, effective April 9, 1996, for purposes of incentivizing the Company's employees, consultants and directors with more immediately saleable stock and stock options. Mr. Dieterich and Mr. Makleff are payable from the sales of shares registered in the S-8 filing for their services as rendered on a monthly basis.

During the fourth quarter, 1995, David Kremmerman replaced Arik
Makleff as the Chairman of the Board of GAD and will be entitled to stock options on a basis that has yet to be determined.

Manufacturing GAD commenced, during the first quarter of 1996, limited production activities to fill orders currently existing from outside third-party purchasers. GAD has subcontracted packaging jobs to contractors, which have been successful in the areas of axial, plastic and metal glass packages. GAD demonstrated that its unique product can be packaged and adapted to fit any existing design. During the first quarter, GAD received purchase orders in excess of $200,000 in value and is currently operating to fill those orders. GAD was also able to satisfy the preliminary testing requirements of Motorola for purposes of future purchases of diodes, and Motorola subsequently initiated 3 purchase orders.

Selling and Marketing GAD has now supplied sample product to numerous interested customers, to include Rectronix, Mitsubishi, Polovodice, Systel, IBM, Braun, Sanyo, Lambda, EKM, Usha, and Delphi/GM and Hughes. GAD is starting to receive orders for small samples to undergo individual customer and end-user testing. The first major buyer has now commenced purshases of chips for actual applications (Motorola), and a second international company, based in Japan, has approached GAD, through agents, for samples, which upon successful testing, can lead to an additional volume of over 1,000,000 diodes per month from this single customer. No definitive contract was expected to be signed in the second quarter, but testing orders are underway.


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


     INTERNATIONAL SEMICONDUCTOR CORP.
           (Registrant)




                    By:          /s/  Robert M. Terry
                               Robert M. Terry, Chairman


Dated:  May 14, 1996


                     INTERNATIONAL SEMICONDUCTOR CORP.
                        A DEVELOPMENT STAGE COMPANY

                        CONSOLIDATED BALANCE SHEET
                              March 31, 1996

                                  ASSETS

Current Assets
 Cash and Cash Equivalent                   $19,794
 Accounts Receivable                         19,294
 Accounts Receivable Other                    9,630
 Inventories                                 15,000
  Total Current Assets                                $   63,718

Fixed Assets, Net of Accumulated
 Depreciation of $269,853                              1,344,025

  Total Assets                                        $1,407,743

                  LIABILITIES AND STOCKHOLDER'S (DEFICIT)

Current Liabilities
 Current Portion of Bank Loans          $   195,298
 Accounts Payable and Accrued Expenses      521,688
  Total Current Liabilities                           $  716,986

Long Term Liabilities
 Long Term Notes-Individuals                757,779
 Long Term Notes Payable-Bank             1,234,299
 Liability for Severance Pay                 68,740

Total Long-Term Liabilities                            2,060,818
  Total Liabilities                                    2,777,804

Stockholder's (Deficit)
 Ordinary Shares-$0.001 Par Value;
 Authorized-26,000,000 Shares;
 Issued and Outstanding 9,012,538            11,834
Premium on Shares                         4,729,772
Accumulated Loss During Development Stage(6,111,667)


  Total Stockholder's (Deficit)          (1,370,061)
  Total Liabilities and Stockholder's
      Deficit                            $1,407,743



                    INTERNATIONAL SEMICONDUCTORS CORP.
                        A DEVELOPMENT STAGE COMPANY

                   CONSOLIDATED STATEMENT OF OPERATIONS
                     THREE MONTHS ENDED MARCH 31, 1996


Income
 Sales                                       $14,511
 Gross Income                                          $  14,511

Operating Expenses
 Research and Development                     42,560
 Marketing Expenses                           28,196
 General and Administrative                  273,693
  Total Operating Expenses                               344,449

Net Operating (Loss) Before
Financing Expenses                                      (329,938)

Financing Expenses, Net                                   64,914

Net Loss                                                (394,852)

Accumulated (Loss) December 31, 1995                  (5,716,815)

Accumulated (Loss) March 31, 1996                    $(6,111,667)

                    INTERNATIONAL SEMICONDUCTORS CORP.
                        A DEVELOPMENT STAGE COMPANY

                   CONSOLIDATED STATEMENT OF CASH FLOWS
                              MARCH 31, 1996


Cash Flow from Operations
  Net (Loss) from Statement of Operations              $(394,852)
 Adjustments to Reconcile Net Loss to Net
  Cash Provided by Operating Activities:
  Depreciation                                52,474
  Increase In Accounts Receivable           ( 19,294)
  Decrease in Accounts Receivable-Other       18,393
  Decrease in Accounts Payable
  and Accrued Expenses                      (625,561)
  Increase in Liability for
    Severance Pay                             13,355
                                                        (560,633)
 Net Cash Used in Operations                            (955,485)

Cash Flow from Financing Activities
 Net Increase in Notes Payable               693,279

 Net Cash Provided by Financing
  Activities                                             693,279

Cash Flow from Investing Activities
 Purchase by Stock                           282,000

Net Cash Provided by Investing
 Activities                                              282,000

Net Increase in Cash and Cash Equivalent                  19,794

Cash and Cash Equivalents Beginning of Period                  0

Cash and Cash Equivalents End of Period                $  19,794



     CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDER'S (DEFICIT)
                              MARCH 31, 1996


                                                    Total
          Ordinary Shares     Premium   Accumu-    Stockholders
           Number   Amount    Shares    lated      (Deficit)

Balance
12/31/95  8463911   $ 8464    $4451142  $(5716815) $(1257209)

Issuance
as of
3/31/96    548627     3370      278630          0     282000

Net (loss)
as of
3/31/96         0        0           0   ( 394852)  ( 394852)

Balance
as of
3/31/96   9012538   11834     $4729772  $(6111667) $(1370061)


     NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
     AS OF MARCH 31, 1996

NOTE 1 - ACQUISITION, GENERAL AND LIQUIDITY ISSUES

Acquisition and General

(a) International Semiconductors Corp. (formerly Israel Semiconductors Corp.), hereinafter "ISC" or the "Company", was organized in 1987, initially as an inactive publicly held corporation pursuing a business acquisition. On September 29, 1993, ISC acquired from Lema Investments Ltd. all of the outstanding shares (including one share held in trust) of Gallium Arsenide Industries, Ltd. (hereinafter "Gallium"), a development stage Israeli company, by issuing the 3,982,189 (after giving effect to a six-for-one reverse stock split described below) of its previously unissued ordinary shares. Since the shares issued represent approximately 92.5% of the then-outstanding shares of ISC the transaction has been accounted for as a reverse acquisition. In accordance with such treatment, Gallium is considered to be the acquiring company.

(b) Gallium was incorporated in Israel on May 25, 1992. In July 1992 (hereinafter inception of Gallium"), Gallium began the establishment of an industrial plant in Ramot - Jerusalem, for the production of high quality Gallium Arsenide("GaAs"). Gallium commenced initial limited production activities in 1994.

On June 1, 1995, the Company sold all of its shares in Gallium in return for a commitment from the purchaser to pay $2,234,000. This liability bears interest at an annual rate of 8%. The payment date is July 1, 2005. This liability is not secured.
Due to the distinct possibility that this debt will not be collected, it was not included in the financial statements.

Since there was no significant business activity in Gallium after January 1, 1995, the results of operations of Gallium subsequent to December 3,1 995 are not included int eh consolidated statement of income.

(c) In September 1993, the Company undertook to invest, upon the fulfillment of certain conditions, in the capital of a newly founded Israeli development stage company, GAD Semiconductors Limited ("GAD"), an amount of up to $1,000,000, as part of its undertaking to raise for GAD some $3,000,000, the additional $2,000,000 by way of Government guaranteed loans. In return for the above undertaking, the Company was initially issued 60% (6,060 shares) of the outstanding shares of GAD against their nominal (par) value of $2,033, with further amounts of investment, up to the above amount of its undertaking, to be considered as premium on the shares (contributed capital). As of December 31, 1995, approximately $1,190,000 had been invested by ISC in GAD. On October 31, 1995 the Company was issued another 10% (3,370 shares) of the outstanding shares of GAD.


In the period from January 1, 1996 to April 17, 1996, the Company invested an additional US $282,000 in GAD and was issued another
6% (3,370 shares) of the outstanding shares of GAD.

GAD was incorporated in August 1993, by another Israeli company with the purpose of further developing a patentable process related to the production of certain GaAs products. The basic knowledge for the development of the above process was transferred to GAD by its incorporating company, without additional consideration.

\gad was granted "Approved Enterprise" status for an investment program to construct a production facility in the amount of US $2.45 million, by Capital Investments - 1959 (see also Notes 14b and 15 regarding benefits to "Approved Enterprises", under the above law). Most of the construction was implemented in 1994 and the production facility was completed in the second quarter of 1959.

On February 1, 1994 a research program for the year 1994 in the amount of US $217,000 was approved by the Chief Scientist at the Ministry of Trade and Industry. GAD invested this amount in research and development activities and received grants in the amount of 50% if its investments as the Chief Scientist's participation.

(d) During 1995, the Company raised US $1,538,125 through private placements, mainly against debt conversion. The Company intends to raise additional capital in 1996 by private placements and by a public offering near the end of the year. There are no assurances that either the private placements or the public offering will be successful. As of the date of the approval of the financial statements, the Company has raised approximately $2,080,000 through private placements.

(e) As of the date of approval of the financial statements, GAD, whose assets and operations constitute most of the consolidated assets and operations, had encountered liquidity problems which raise significant doubts regarding the ability of the Company or its subsidiary to continue as going concerns.

(f) GAD completed construction of its production facilities in June 1995 but has not yet proved its capability for commercial production.

NOTE 2 - SIGNIFICANT ACCOUNTING PRINCIPLES

principles of Consolidation

(a) The consolidated financial statements include financial statements of ISC and its subsidiary, GAD ("the Group"). Intercompany balances and transactions were eliminated in consolidation. As to reverse acquisition, see Note 1(a).

(b) Based upon the Company's plans, it is expected that once full commercial production commences, most revenues will be received from outside of Israel, in foreign currencies - mostly in U.S. dollars. Additionally, prices of the products expected to be produced and sold by the Company are quoted and denominated in the world market in dollars. The cost of materials to be used in the production of the GaAs wafers and other products as well as some other elements of costs and expenses are also expected to be incurred in dollars. The Company' management believes that the dollar is the currency of the primary economic environment in which it operates. Therefore, the functional currency of the company is the U.S. Dollar.

Transactions and balances originally denominated in U.S. dollars are presented at their original amounts. Transactions and balances in other currencies are remeasured into U.S. dollars in accordance with the principles set forth in Statement No. 52 of the Financial Accounting Standards Board of the United States (the "FASB").

Not all dollar amounts should be construed as representing U.S.
dollars or as being exchangeable for U.S. dollars.

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

(c) Cash and Cash Equivalents

   Cash and cash equivalents comprise case and bank deposits with original maturities not exceeding three months.


(d) Inventories

   Raw material inventories are included at the lower of cost or market value, Cost is calculated by the "first-in, first-out" method.

(e) Fixed Assets

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

   2. Depreciation of plant and equipment began again in 1995 because production activities were resumed during 1995. The assets were depreciated according to the straight-line method over the estimated useful lives of the assets, at the following annual rates:

                                     %
      Machinery and equipment       10
      Leasehold improvements     10  -  25

   3.   Motor vehicles and office furniture are
        depreciated by the straight-line method at the following annual rates:

                              %
      Motor vehicles         15
      Office furniture     7 - 20

(f) Income Taxes

   The Company provides for income taxes in accordance with the provisions of FASB 109 - Accounting for Income Taxes.

   The Company has not provided for deferred taxes on income, related to tax loss carry forwards and other temporary differences, as there is uncertainty regarding its ability to recover such deferred taxes.

(g) Liabilities Linked to the Israeli Consumer Price Index

   Liabilities, which are linked to the Israeli consumer price index (hereinafter - "CPI"), are included in the financial statements according to the latest CPI published before the dated of the financial statements.


NOTE 3 - CASH AND CASH EQUIVALENTS

Use of this deposit is restricted, as it is pledged to a bank as collateral for the repayment of a loan received (see also Note
7).

                                   March 31, 1996
                                     US Dollars

     Cash                               $19,794
      Total Cash and Cash
       Equivalents                      $19,794
                                         ======

NOTE 4 - SHORT-TERM BANK DEPOSITS

Use of this deposit is restricted, as it is pledged to a bank as collateral for the repayment of a loan received (see also Note
7).

NOTE 5 - OTHER ACCOUNTS RECEIVABLE

                                   March 31, 1996
                                     US Dollars

          Other accounts receivable     $9,630
          Total other receivables       $9,630
                                         =====

NOTE - FIXED ASSETS


               Machinery
                 And     Motor     Office    Leasehold      Total
               Equipment Vehicles  furniture improvements

                                   US Dollars

Cost
As of January
 1, 1996       $1074576  43948     46518     448836      1613878
As at March
 31, 1996       1074576  43948     46518     448836      1613878
                =======  =====     =====     ======      =======

Accumulated Depreciation

Balance as
of January
31, 1996         141469  15983      7963      51964       217379

Provision         37620   2244      1708      10902        52474

As of March
 31, 1996        179089  18227      9671      62866       269853
                 ======  =====     =====     ======    =========

Balance
As of March
 31, 1996        895487  25721     36847     385970      1344025
                 ======  =====     =====     ======    =========

(a) The main components of machinery and equipment are special-purpose furnaces and auxiliary equipment, including environmental protection systems, and a stock of replacement components, parts and tools.

The furnaces were acquired in a transaction between the Company and between two other companies, one being the developer and one being the manufacturer of the furnaces, at a price which also included specialized knowledge for the building of the furnaces and for their operation in the production of GaAs crystals, as well as a stock of components and parts to be utilized as spare parts and as a basis for the construction, if required, of replacement furnaces.

NOTE 7 - SHORT-TERM CREDIT FROM BANKS

                              Annual Rate         March 31, 1996
                                   %                US Dollars
     Revolving bank credits   17.8 - 18.5    (1)  $ 53,889
     Current maturities          6 - 10.0    (2)   141,409
                                                  $195,298
                                                   =======

     (1) Linked to the prime interest rate which was approximately 15.2% as at March 31, 1996

     (2) These loans are mainly the current maturities of government guaranteed long-term loans. The loans are linked to the US dollar and due at various dates.

NOTE 8 - SUPPLIERS

These are amounts due to suppliers mainly in connection with the acquisition of fixed assets and leasehold improvements.

NOTE 9 - OTHER ACCOUNTS PAYABLE

                                                  March 31, 1996

     Taxes payable                                $  2,885
     Employees and provisions for salary-
       related expenses                            120,212
     Other accounts payable                        398,591
          Total Other Accounts Payable            $521,688
                                                  ========

NOTE 10 - LONG-TERM LOANS

                              Interest            March 31, 1996
                                 %
                                                     US Dollars

(a)  Israeli currency loans
          Linked to Dollar    6.875               1,429,597
          Other loans         8.000                 757,779
                                                  2,187,376
     Less current maturities                        195,298
          Net Long Term Loans                     1,992,078
                                                  =========

(b)  The loans are repayable, as follows:

                                   March 31, 1995
                                     US Dollars

     Second year                   $ 271,699
     Third year                      271,699
     Fourth year                     271,699
     Fifth year                      271,699
     Subsequent years                905,282
               Total:              1,992,078
                                   =========

(c) All the loans are guaranteed by the State of Israel in accordance with the Law for the Encouragement of Capital
Investments - 1959.

NOTE 11 - LIABILITY FOR SEVERANCE PAY

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

NOTE 12 - ORDINARY SHARES

     As to a reverse stock split of 6 to 1, see Note 1(a).