Form 10QSB/A
period 1996-03-31
INTERNATIONAL SEMICONDUCTOR CORP
filed 1996-06-04
CIK 828413

U.S. SECURITIES AND EXCHANGE COMMISSION
     Washington, D.C. 20549

     FORM 10-QSB/A

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

     This report consists of 20 pages.


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

Manufacturing GAD commenced, during the first quarter of 1996, limited production activities to fill orders currently existing from outside third-party purchasers. GAD has subcontracted packaging jobs to contractors, which have been successful in the areas of axial, plastic and metal glass packages. GAD demonstrated that its unique product can be packaged and adapted to fit any existing design. During the first quarter, GAD received purchase orders in excess of 200,000 Shekels ($67,000)
 in value and is currently operating to fill those orders. GAD was also able to satisfy the preliminary testing requirements of Motorola for purposes of future purchases of diodes, and Motorola subsequently initiated 3 purchase orders.

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


Dated:  June 3, 1996


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