Form 10QSB/A
period 1995-09-30
INTERNATIONAL SEMICONDUCTOR CORP
filed 1996-07-16
CIK 828413

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

Commission File Number 01-8929

                     INTERNATIONAL SEMICONDUCTOR CORP.
_________________________________________________________________

   (Exact name of small business issuer as specified in its charter)

    Nevada                                      13-3432594
_________________________________________________________________
 (State or other jurisdiction of            (I.R.S. Employer
  incorporation or organization)            Identification No.)

 2950 31st Street, Suite 240, Santa Monica, California   90405

   (Address of principal executive offices)          (Zip Code)

      (310) 425-2376

  (Issuer's telephone number, including area code)

                                                    N/A

(Former name, former address and former fiscal year, if changed since last report)

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2)has been subject to such filing requirements for the past 90 days.

     Yes  X   No ____

The aggregate number of shares outstanding of the Issuer's Common
Stock, its sole class of common equity, was 7,938,028 as of September 30, 1995.

                     This report consists of 3 pages.

Part II.

Other Information

     Item 1.   Legal Proceedings

               None

     Item 2.   Changes in Securities

               None

     Item 3.   Default Upon Senior Securities

               None

     Item 4.   Submission of Matters to a Vote of Security

Holders

               None

     Item 5.   Other Information

               Financial Data Schedule (Form 27) is filed

herewith

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


Dated:  July 13, 1996