Form 10QSB/A
period 1996-06-30
INTERNATIONAL SEMICONDUCTOR CORP
filed 1996-08-23
CIK 828413

U.S. SECURITIES AND EXCHANGE COMMISSION
     Washington, D.C. 20549

     FORM 10-QSB

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1996.

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

The aggregate number of shares outstanding of the Issuer's Common
Stock, its sole class of common equity, was 9,802,492 as of March
31, 1996.

     This report consists of 10 pages.
Part 1

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THE COMPANY

Background.    Israel Semiconductor Corporation, continues to be a
development-stage corporation (the "Company"). The Company was incorporated on March 13, 1987, initially as an inactive publicly held corporation pursuing a business acquisition.

Business Development. In September 1993, the Company committed to invest in shares of a newly founded Israeli development stage company, GAD Semiconductors, Ltd. ("GAD"), specializing in gallium arsenide applications, initially in the form of diodes, an amount up to $1,000,000 ($900,000 in cash and $100,000 in loans) and undertook to raise additional funds by means of commercial banking loans, grants and government loans which GAD is qualified to receive as a recognized Approved Enterprise under the Israeli Encouragement of Capital Investment-1959 Law. Together with the initial investment, this has aggregated to approximately $3,400,000, which is $400,000 in excess of the originally agreed upon amount. In return for the initial commitment, GAD issued to the Company 60% of its common stock, par value $2,033. The subsequent investment of $400,000 was converted into additional common stock of GAD for which GAD issued 1000 shares (approximately 10% of the common stock then outstanding) to the Company in September, 1995. The major part of the investment, up to the amount which the Company has undertaken to invest in GAD's shares, has been considered as premium on the shares. As of June 30, 1996, the Company was well past its initial commitment for investment, and has exceeded the original program by approximately $500,000, most of which has been converted to additional equity in GAD.
Under the approved capital investment program, GAD received, during the second quarter of 1996, no State guaranteed loans, although amounts are accruing which should be realized during the third quarter of this year.

Capital Resources and Liquidity. The Company has sustained a negative cash flow since the beginning of 1994. The Company raised $1,538,125 during 1995 in various private placements, and has, thus far in 1996, raised an additional $939,786 by the sale of 1,308,667 shares in private placements and an S-8 registration. During the second quarter, the Company raised $725,404 through the placement of 760,040 shares.

This was accomplished by the raise of an additional $100,000 by the sale of 53,900 shares to a foreign investor, Amram Ohayon, and retirement of $158,000 of debt by the conversion of promissory notes due Tweed Investments into stock. The Company also retired a significant portion of its accrued debt to consultants and employees by the registration of employee and consultant stock in an S-8 registration (file #333-02395) on April 10, 1996. The registration statement also provided for future payments to certain consultants and employees for purposes of incentivizing them with more immediately saleable stock and stock options. During the second quarter, and pursuant to private placements and the S-8 registration, the Company retired $30,000 of debt to Allen Jones, $7,500 of legal fees to Richard Klein, $15,000 of legal fees to Atlas, Pearlman, Trop & Borkson, $93,251.39 of past due fees, expenses and costs advanced to Dieterich & Associates, $70,326 in consulting fees and expenses due Arik Makleff, exercise of an earlier option by Ami Appelbaum, which raised $60,653, and the cancellation of $161,000 of debt due Bank Hapoalim.

During the fourth quarter of 1995, and the first quarter, 1996, the Company borrowed $208,000 from Tweed Investments, Ltd., which was in the form of a convertible note, with a conversion rate of $0.60 per share during the succeeding 6 months for the initial $158,000 and $1.05 per share for the final $50,000. Tweed has already converted the first loan into equity and has inicated that it will convert the $50,000 note according to its terms.

Employee Stock Transactions. The Company has personal employment agreements with key personnel, Robert M. Terry, the Company's President, and Dr. Alex Lahav, President of the GAD subsidiary.
Mr. Terry receives $7,500 per month, in the form of stock of the Company, for his services. He is also entitled to acquire 10,000 shares of stock for each month in service of the Company, commencing with his original service period as Chairman, January 1, 1994, and extending through February, 1996, at an exercise price of $1.50 per share. This option is now fully vested. Pursuant to the provisions of the S-8 registration, the company sold, from August 16 to August 20, 45,000 shares of stock and paid Mr. Terry $102,080 in past due salary/consulting fees and expenses.

Manufacturing. GAD commenced, during the first quarter of 1996, limited production activities to fill orders existing from outside third-party purchasers. During the second quarter, delivery of these early production diodes commenced. GAD has subcontracted packaging jobs to contractors, which have been successful in the areas of axial, plastic and metal glass packages. GAD demonstrated that its unique product can be packaged and adapted to fit any existing design. During the first quarter, GAD received purchase orders in excess of 200,000 Shekels ($67,000) in value and is currently operating to fill those orders.
GAD was also able to satisfy the preliminary testing requirements of Motorola for purposes of future purchases of diodes, in the first quarter, and Motorola subsequently initiated 3 purchase orders.

Selling and Marketing. GAD has now supplied sample product to numerous interested customers, to include Rectronix, Mitsubishi, Polovodice, Systel, IBM, Braun, Sanyo, Lambda, EKM, Usha, and Delphi/GM and Hughes. GAD is starting to receive orders for small samples to undergo individual customer and end-user testing. The first major potential buyer has now commenced purchases of chips for actual applications (Motorola), and a second international company, based in Europe, has approached GAD for samples, which upon successful testing, can lead to an additional volume. No definitive contract was expected to be signed in the second quarter, but testing orders are underway.
Part II.  Other Information

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


                                          INTERNATIONAL SEMICONDUCTOR CORP.
                                                (Registrant)




                              By:          /s/  Robert M. Terry

                                   Robert M. Terry, Chairman


Dated:  August 20, 1996

                     INTERNATIONAL SEMICONDUCTORS CORP
                       (A Development Stage Company)

                                 UNAUDITED
                        CONSOLIDATED BALANCE SHEET
                               JUNE 30, 1996

                                  ASSETS



Current Assets
 Cash                                    $ 137,366
 Accounts Receivable                        13,293
 Other Receivable                           19,630
 Inventories                                26,000

     Total Current Assets                          $  196,289


Fixed Assets
 Machinery and Equipment                 1,082,027
 Vehicles                                   43,948
 Furniture                                  48,500
 Leasehold Improvements                    448,836
 Less Accumulated Depreciation           (322,502)

     Total Fixed Assets                             1,300,809

     Total Assets                                $  1,497,098




















                     INTERNATIONAL SEMICONDUCTORS CORP
                       (A Development Stage Company)

                                 UNAUDITED
                        CONSOLIDATED BALANCE SHEET
                               JUNE 30, 1996

                   LIABILITIES AND STOCKHOLDERS' DEFICIT




Current Liabilities
 Accounts Payable                        $ 180,927
 Other Payables                            197,451

     Total Current Liabilities                     $  378,378

Long-Term Liabilities
 Severance Pay Liability                    64,483
 Notes Payable                           2,071,595
 Loans Payable                             206,927

     Total Long-Term Liabilities                     2,343,005


Stockholders' Deficit
 Common Stock, $.001 par value, authorized
  26,000,000 shares, issued and outstanding
  9,802,492 shares                           9,802
 Additional Paid-In Capital              5,308,712
 Accumulated Deficit During
   The Development Stage                (6,542,799)

     Total Stockholders' Deficit                     (1,224,285 )

     Total Liabilities and Stockholders' Deficit   $1,497,098













                       INTERNATIONAL SEMICONDUCTORS CORP
                         (A Development Stage Company)

                                   UNAUDITED
           CONSOLIDATED STATEMENTS OF INCOME AND ACCUMULATED
DEFICIT
                            FOR THE SIX MONTHS ENDED
                 JUNE 30, 1996 AND 1995 AND FOR THE PERIOD FROM
                           INCEPTION TO JUNE 30, 1996



                                    6 Months     6 Months Inception
                                    Ended       Ended        of Gallium
                                    June        June      to June
                                    30, 1996    30, 1995 30, 1996

Revenues
  Sales                             $ 15,738    $       0       $15,738

Expenses
  Start-up Expenses                        0            0       400,920
  Research and Development            53,036       15,174       425,903
  Marketing Expenses                 178,744       68,410       576,083
  General and Administrative         540,449      521,953     3,022,131
  Financing Expenses                  69,493       51,287       817,108
  Loss from Sale of Subsidiary             0      865,022     1,316,392
     Total Expenses                  841,722    1,521,846     6,558,537


Net Income (Loss)                  (  825,984)  (1,521,846)  (6,542,799)

Accumulated Deficit, Beginning     (5,716,815)  (2,984,490)           0

Accumulated Deficit, Ending       (6,542,799)   (4,506,336)   (6,542,799)









                       INTERNATIONAL SEMICONDUCTORS CORP
                         (A Development Stage Company)

                                   UNAUDITED
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                           Cumulative
                                          Six Months Ended  Amounts from
                                              June 30,      Inception of
                                  1995         1996         Gallium

Cash Flows From Operating Activities

Net (Loss)                   $(1,521,846)   $(825,984)     $(6,542,799)
 Reconciliation of Net Loss to
  Net Cash Used by Operating
  Activities
                                 795,016    ( 659,550)       1,974,715

 Net Cash Used by
  Operating Activities          (726,830)   (1,485,534)    ( 4,568,084)

Cash Flows From Investing Activities

Investment in Fixed Assets      (393,806)   (    9,433)    ( 5,884,486)
Proceeds from Sale of
  Fixed Assets                         0              0          8,186
Investment Grants Received       113,262              0      2,872,430
Decrease (increase) in Short-Term
 Bank Deposit                          0              0    (    10,477)
Cash of Acquired Parties                                         4,706
Loans to Related Parties               0              0    (    98,413)

 Net Cash Used by
  Investing Activities         ( 280,544)     (  9,433)    ( 3,108,054)

Cash Flows from Financing Activities

 Issue of Shares                 603,175       382,000       1,867,532
 Receipt of Long-Term Loans       69,583     1,250,333       4,960,179
 Repayment of
    Long-Term Loans                    0             0     (   186,543)
 Receipt of Loans from
    Related Parties              100,000             0         417,121
 Increase in Short-Term
    Credit from Other            205,000             0               0
 Decrease in Short-Term
    Credit from Banks          (  43,753)            0         602,178

 Net Cash Provided by
    Financing Activities        934,005     1,632,333        7,660,467

Net Increase (Decrease) In Cash
   and Cash Equivalents      (   73,369)      137,366      (    15,671)
Cash and Cash Equivalents at
Beginning of Period              85,035             0          153,037

Cash and Cash Equivalents
   at End of Period          $    11,666    $ 137,366     $    137,366


                     INTERNATIONAL SEMICONDUCTORS CORP
                       (A DEVELOPMENT STAGE COMPANY)

                                 UNAUDITED
                   NOTES TO INTERIM FINANCIAL STATEMENTS
                               JUNE 30, 1996




NOTE 1 -    ADJUSTMENTS

       The accompanying unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.