Form 10QSB
period 1996-09-30
INTERNATIONAL SEMICONDUCTOR CORP
filed 1996-11-29
CIK 828413

U.S. SECURITIES AND EXCHANGE COMMISSION
     Washington, D.C. 20549

     FORM 10-QSB

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1996.

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

The aggregate number of shares outstanding of the Issuer's Common
Stock, its sole class of common equity, was 10,062,511 as of March
31, 1996.

     This report consists of 10 pages.
Part 1

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THE COMPANY

Background.    Israel Semiconductor Corporation continues to be a
development-stage corporation (the "Company"). The Company was incorporated on March 13, 1987, initially as an inactive publicly held corporation pursuing a business acquisition.

Business Development. In September 1993, the Company committed to invest in shares of a newly founded Israeli development stage company, GAD Semiconductors, Ltd. ("GAD"), specializing in gallium arsenide applications, initially in the specialty diodes area. The Company commited to invest an amount up to $1,000,000 ($900,000 in cash and $100,000 in loans) and undertook to raise additional funds by means of commercial banking loans, grants and government loans which GAD is qualified to receive as a recognized Approved Enterprise under the Israeli Encouragement of Capital Investment- 1959 Law. Together with the initial investment, this has aggregated to approximately $3,400,000, which is $400,000 in excess of the originally agreed upon amount. In return for the initial commitment, GAD issued to the Company 60% of its common stock, par value $2,033. The subsequent investment of $400,000 was converted into additional common stock of GAD for which GAD issued 1000 shares (approximately 10% of the common stock then outstanding) to the Company in September, 1995. The major part of the investment, up to the amount which the Company has undertaken to invest in GAD's shares, has been considered as premium on the shares. As of September 30, 1996, the Company was well past its initial commitment for investment, and has exceeded the original program by approximately $700,000, most of which has been converted to additional equity in GAD.
All subsequent advances are in the form of loans, which total approximately $400,000 at the end of the third quarter. Under the approved capital investment program, GAD received, during the second and third quarters of 1996, no funds from State guaranteed loans, although amounts are accruing which may be realized during the fourth quarter of this year.

Capital Resources and Liquidity. The Company has sustained a negative cash flow since the beginning of 1994. The Company raised $1,538,125 during 1995 in various private placements, and has, thus far in 1996, raised additional equity of $939,786 by the sale of 1,308,667 shares in private placements and an S-8 registration.

During the fourth quarter of 1995, and the first quarter, 1996, the Company borrowed $208,000 from Tweed Investments, Ltd., which was in the form of a convertible note, with a conversion rate of $0.60 per share during the succeeding 6 months for the initial $158,000 and $1.05 per share for the final $50,000. Tweed converted the first loan into equity during the second quarter and has since converted the remaining $50,000 note according to its terms at $1.05 per share. The Company received additional loans from Tweed during the second and third quarters cumulating to $564,274. $200,000 of this debt was converted into equity at $1.05 per share (190,476 new shares) on September 27, 1996, and discussions are underway to convert additional debt to equity.

Employee Stock Transactions. The Company has employment agreements with key personnel, Robert M. Terry, the Company's President, and Dr. Alex Lahav, President of the GAD subsidiary. Mr. Terry receives $7,500 per month, in the form of stock of the Company, for his services. He is also entitled to acquire 10,000 shares of stock for each month in service of the Company, commencing with his original service period as Chairman, January 1, 1994, and extending through February, 1996, at an exercise price of $1.50 per share. This option is now fully vested. Pursuant to the provisions of the S-8 registration, the company sold, from August 16 to August 20, 45,000 shares of stock and paid Mr. Terry $102,080 in past due salary/consulting fees and expenses. The Company is in the process of concluding an option plan and contracts with 10 employees of GAD, pursuant to which the Company would assume responsibility for an option plan already in place at GAD. This should be completed during the fourth quarter.

Manufacturing. GAD commenced, during the first quarter of 1996, limited production activities to fill orders existing from outside third-party purchasers. During the second quarter, delivery of these early production diodes commenced. GAD has subcontracted packaging jobs to contractors, which have been successful in the areas of axial, plastic and metal glass packages. During the third quarter, GAD entered into a marketing and production agreement with Advanced Power Technology, Inc. ("APT"), pursuant to which APT will package GAD GaAs chips in 3 industry-standard configurations, market these specific devices to existing APT customers, and then undertake exclusive representation on a world-wide basis for the TO-3 and TO-247 diodes, so long as annual sales equal or exceed minimums established in the contract. GAD has retained the right to be a "second source" for these completed diodes, but cannot sell more than 50% of APT's annual volume. APT sepcializes in high- power semiconductor devices, and has a current annual sales volume of $30,000,000.

Selling and Marketing. GAD has now supplied product to numerous interested customers, to include Rectronix, Mitsubishi, Polovodice, Systel, IBM, Braun, Sanyo, Lambda, EKM, Usha, and Delphi/GM and Hughes, and is displaying its product at the Munich, Germany trade fair in November. GAD continues to receive orders for small samples to undergo individual customer and end-user testing. The first major potential buyer has now commenced purchases of chips for actual applications, and a second international company, based in Europe, has acquired samples, which upon successful testing, can lead to an additional volume.




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

               None

     Item 5.   Other Information

               None

     Item 6.   Exhibits and Reports of Form 8-K

               Change of accountants, dated September 24, 1996
                from Braude Bavley to Skeehan & Co.

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


     INTERNATIONAL SEMICONDUCTOR CORP.
           (Registrant)




                              By:          /s/  Robert M. Terry
                                             Robert M. Terry,
                                             Chairman


Dated:  November 27, 1996

                     INTERNATIONAL SEMICONDUCTORS CORP
                       (A Development Stage Company)

                                 UNAUDITED
                        CONSOLIDATED BALANCE SHEET
                            SEPTEMBER 30, 1996

                                  ASSETS



Current Assets
 Cash                                    $  19,085
 Accounts Receivable                        37,470
 Other Receivable                           19,630
 Inventories                                42,000

     Total Current Assets                          $   118,185


Fixed Assets
 Machinery and Equipment                 1,134,821
 Vehicles                                   43,948
 Furniture                                  50,462
 Leasehold Improvements                    448,836
 Less Accumulated Depreciation           ( 375,700)

     Total Fixed Assets                              1,302,367

     Total Assets                                  $ 1,420,552

                     INTERNATIONAL SEMICONDUCTORS CORP
                       (A Development Stage Company)

                                 UNAUDITED
                        CONSOLIDATED BALANCE SHEET
                            SEPTEMBER 30, 1996

                   LIABILITIES AND STOCKHOLDERS' DEFICIT




Current Liabilities
 Accounts Payable                        $ 217,846
 Other Payables                            118,944

     Total Current Liabilities                     $   336,790

Long-Term Liabilities
 Severance Pay Liability                    57,338
 Notes Payable                           2,150,707
 Loans Payable                             416,201

     Total Long-Term Liabilities                     2,624,246


Stockholders' Deficit
 Common Stock, $.001 par value,
  authorized 26,000,000 shares,
  issued and outstanding
  9,802,492 shares                           9,802
 Additional Paid-In Capital              5,308,912
 Accumulated Deficit During
   The Development Stage                (6,859,198)

     Total Stockholders' Deficit                    (1,540,484)

     Total Liabilities and
      Stockholders' Deficit                        $ 1,420,552
                                                    ==========








                     See Notes to Financial Statements

                       INTERNATIONAL SEMICONDUCTORS CORP
                         (A Development Stage Company)

                                   UNAUDITED
      CONSOLIDATED STATEMENTS OF INCOME AND ACCUMULATED DEFICIT
                           FOR THE NINE MONTHS ENDED
              SEPTEMBER 30, 1996 AND 1995 AND FOR THE PERIOD FROM
                        INCEPTION TO SEPTEMBER 30, 1996




                                  9 Months   9 Months  Inception
                                  Ended      Ended     of Gallium
                                  September  September to Sept.
                                  30, 1996   30, 1995  30, 1996

Revenues
  Sales                           $ 15,738   $       0 $   15,738

Expenses
  Start-up Expenses                      0           0    400,920
  Research and Development         108,172     130,362    481,039
  Marketing Expenses               210,529      86,350    607,868
  General and Administrative       734,186     666,305  3,215,868
  Financing Expenses               105,234      63,839    852,849
  Loss from Sale of Subsidiary           0     865,022  1,316,392
                                  --------   ---------  ---------
     Total Expenses              1,158,121   1,811,878  6,874,936
                                  --------   ---------  ---------

Net Income (Loss)               (1,142,383)(1,811,878)(6,859,198)


Accumulated Deficit, Beginning  (5,716,815)(2,984,490)         0
                                  --------  ---------  ---------


Accumulated Deficit, Ending     (6,859,198)(4,796,368)(6,859,198)
                                 =========  =========  =========












                     See Notes to Financial Statements

                        INTERNATIONAL SEMICONDUCTORS CORP
                          (A Development Stage Company)

                                    UNAUDITED
                       CONSOLIDATED STATEMENT OF CASH FLOWS


                                                     Cumulative
                         Nine Months Ended           Amounts from
                            September 30,            Inception of
                                1995       1996      Gallium
                           ------------  ---------   ------------

Cash Flows From Operating Activities

Net (Loss)                 (1,811,878)  (1,142,383)  (6,859,198)
 Reconciliation of Net
 Loss to Net Cash Used
 by Operating Activities      919,439     (687,917)   1,946,348
                            ---------    ---------    ---------

 Net Cash Used by Operating
 Activities                  (892,439)  (1,830,300)  (4,912,850)
                             --------    ---------    ---------

Cash Flows From Investing Activities

Investment in Fixed Assets   (446,851)     (64,189)  (5,939,242)
Proceeds from Sale of Fixed
  Assets                            0            0        8,186
Investment Grants Received    113,262            0    2,872,430
Decrease (increase) in
 Short-Term Bank Deposit            0            0   (   10,477)
Cash of Acquired Parties            0            0        4,706
Loans to Related Parties            0            0   (   98,413)
                              -------      -------    ---------
 Net Cash Used by
  Investing Activities       (333,589)    ( 64,189)  (3,162,810)
                              -------      -------    ---------

Cash Flows from Financing Activities

Issue of Shares             1,218,175      382,000    1,867,532
Receipt of Long-Term Loans     32,699    1,329,445    5,039,291
Repayment of Long-Term Loans        0       (7,145)  (  193,688)
Receipt of Loans from
 Related Parties               75,000      209,274      626,395
Increase in Short-Term
 Credit from Other                  0            0            0
Decrease in Short-Term
 Credit from Banks            (18,902)           0      602,178
                              -------    ---------    ---------
 Net Cash Provided by
  Financing Activities      1,306,972    1,913,574    7,941,708

Net Increase (Decrease) In
  Cash and Cash Equivalents    80,944       19,085   (  133,952)
Cash and Cash Equivalents
  at Beginning of Period       85,035            0      153,037
                            ---------    ---------    ---------
Cash and Cash Equivalents
  at End of Period         $  165,979       19,085       19,085
                            =========    =========    =========


























                     See Notes to Financial Statements

                     INTERNATIONAL SEMICONDUCTORS CORP
                       (A DEVELOPMENT STAGE COMPANY)

                                 UNAUDITED
                   NOTES TO INTERIM FINANCIAL STATEMENTS
                            SEPTEMBER 30, 1996




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