Form 10KSB
period 1996-12-31
INTERNATIONAL SEMICONDUCTOR CORP
filed 2000-11-03
CIK 828413

U.S. SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                           FORM 10-KSB

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended December 31, 1996.

     OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the transition period from _________ to _________

                  Commission File Number 01-8929

           SANITARY ENVIRONMENTAL MONITORING LABS, INC.
        __________________________________________________
(Exact name of small business issuer as specified in its charter)

Nevada                                                 13-3432594
(State or other jurisdiction of                  (I.R.S. Employer
 incorporation or organization)               Identification No.)

1408 Pawnee Drive, Las Vegas, Nevada                        89102
(Address of principal executive offices)               (Zip Code)

                          (888) 355-8805
         (Issuer's telephone number, including area code)

                INTERNATIONAL SEMICONDUCTOR CORP.
         2950 31st Street, Santa Monica, California 90405
       (Former name, former address and former fiscal year,
                  if changed since last report)

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.     Yes     No X

The issuer's revenues for its most recent fiscal year were $0.00. The aggregate market value of the voting stock held by non-affiliates of the issuer was $3,385,666 as of October 1, 2000.

The aggregate number of shares outstanding of the Issuer's Common
Stock, its sole class of common equity, was 11,604,118 as of September 5, 2000.


     This report consists of 37 pages, without exhibits.

                              PART I

Item 1.   Description of Business

     (a)  Business Development

     Sanitary Environmental Monitoring Labs, Inc. (formerly International Semiconductor Corporation), is a development stage corporation (the "Company"). The Company was incorporated on March 13, 1987, under the name "Lewis Resources, Inc." On September 28, 1993, the Company acquired from Lema Investments, Ltd. all of the issued and outstanding shares of Gallium Arsenide Industries, Ltd. ("Gallium Industries" or "GAI"), a development stage Israeli company, by issuing 3,982,190 shares of its common stock (after giving effect to the one-to-six reverse split described below) to Lema Investments, Ltd. in exchange for the
stock of GAI.   After sustaining large losses, GAI was
subsequently sold back to its former shareholders on July 1, 1995, primarily for assumption of existing debt. In connection with the GAI and GAD acquisitions, the board of directors of the Company increased the number of authorized common shares to 26,000,000, and changed the Company's name from Lewis Resources to Israel Semiconductor Corp. (effective December 21, 1993), and later to International Semiconductor Corporation (effective July,
1994). A reverse stock split (6 for 1) was effective for shareholders of record as of November 30, 1993.

     Also in September, 1993, the Company committed to invest in shares of a newly-founded Israeli development stage company, GAD Semiconductors, Ltd. ("GAD"). The commitment was in an amount of up to $1,000,000 and the Company undertook to raise additional funds by means of commercial banking loans, grants and special loans which GAD was qualified to receive as a recognized Approved Enterprise under the Israeli Encouragement of Capital Investment-1959 Law. Together with the initial investment, the total investment would aggregate approximately $3,100,000. In return, GAD issued to the Company 60% of its common stock, par value $2,033. The major part of the investment, up to the amount which the Company invested in GAD's shares, was considered as premium on the shares. In January, 1994, GAD was granted the status of "Approved Enterprise" by the Israeli Investment Center in accordance with the Law for the Encouragement of Capital Investments - 1959. Under the approved capital investment program, GAD received, during 1994, State guaranteed loans in the amount of $1,172,962. During, 1995, the Company invested approximately $860,000 in GAD, primarily in the form of share capital, with an additional $182,000 tendered during the first quarter of 1996. The total cumulative Company investment in GAD
was over $1,675,000.   Based upon a failure of the minority
shareholders of GAD to meet their investment commitments, the Company then took control of 80% of the shareholdings of GAD.

     However, because of adverse business circumstances during 1996, revenues were not realized sufficient to continue to operate GAD and to fill orders for the Gallium Arsenide diodes, resulting in a closing of the business in May, 1997. GAD was placed in liquidation, in Israel, by the relevant authorities, and all ownership interests of the parent company (its sole remaining shareholder) were reduced to zero. This has been accounted for as a relief from liability and caused the company to record a profit on discontinued operations in fiscal 1997.

     In 1997, the company settled with its largest then-existing creditor, Tweed Investments, by issuing 11,300,000 shares of restricted common stock. Subsequently, in March, 1999, the company effected a 1-for-10 reverse of its issued and outstanding common stock, and in September, 1999, increased its authorized share capital to 50,000,000 shares and amended its articles of incorporation to change the company's name. In April, 2000, the company filed an amendment to effect the change of its name to "Sanitary Environmental Monitoring Labs, Inc.", the current corporate name.

     After a two-year period of inactivity, lasting until the summer of 1999, the company's directors identified an opportunity in the measuring and monitoring of bacterial presence in retail food service establishments, utilizing testing equipment manufactured by Merck Kga, of Darmstadt, Germany. This equipment, marketed under the "Hy-Lite 1" and "Hy-Lite 2" tradenames, utilizes the ATP (Adenosine TriphosPhate) measurement technology to quantify the cleanliness of surfaces coming into contact with food and food services equipment.

     The company acquired the rights to the use of the tradename "SemcoLABs" from a Florida corporation in exchange for 2,650,000 shares of its common stock, issued in February of 2000, and the assumption of $200,000 in investor debt. The company then acquired, in May, 2000, an exclusive license from Monaco Trading, the sole licensee under Merck's United States distributor, EM Sciences, in exchange for a minimum sales commitment during the ensuing 4-year period and the issuance of 4,000,000 shares of restricted stock.

     Interim funding was acquired in two private placements, the first, for $62,500 from Mesa, Inc. in February, 2000, in payment for 250,000 shares of restricted stock ($0.25 per share), and the second, for $500,000, occurring June 23, 2000, with Girardi Financial, for 2,000,000 shares of restricted stock ($0.25 per share).

Technology Concept:

     Existing Product

     Equipment for the preparation and processing of foods should be as clean as possible. If this is not the case, quality problems or complaints may occur. Beyond this, statutory requirements, such as the HACCP concept in the United States ("Hazardous Analysis of Critical Control Points"), invented for the NASA Space Program, or the European directive 93/43/EEC, are also applicable in many countries. These regulations may include a requirement for a method which allows a rapid examination and which can verify and document the cleanliness of the equipment (or the working surface) before the start of food production. Visual examination may be insufficient because invisible food residues are not detected. Classical microbiological methods only provide evidence of micro-organisms and are too slow to allow a reaction before the start of production or processing. The Hy-Lite equipment invented by Merck was the first portable ATP system with a single-shot pen test format. The Hy-Lite 2 is the latest generation of this system. Measurements, with results, can be taken in approximately 20 seconds, allowing the monitoring system (human operator) to assess the cleanliness or bacterial presence of the surface, utensil, liquid (such as iced tea), or other test subjects in sufficient time to preclude high levels of foodborne contamination if the problems are treated immediately. Common measuring points may be filling equipment, storage tanks, cutting tables, conveyor belts, rinse water samples and all points of any equipment with which the food product has direct contact.

     Evaluation of Measurements

     The acceptable level of ATP (bacterial indicator) is dependant on many factors, such as types of raw materials, processes applied, material of the surfaces measured and the "risk" associated with the product (will it be eaten "as is" or cooked/reheated prior to eating). Will the consumers be healthy adults or babies, geriatrics or immuno-compromised. Limits for these various combinations have been determined by Merck and are continually improved by assimilation of data at the customer's facility and in other processing applications. The Hy-Lite has programmed within it "Trend 2" data mining software to allow for on-site regression analysis of statistical results achieved in the field.

Manufacturing

     The company does not manufacture any of the equipment or the test tubes utilized in the tests. These are all purchased from EM Sciences, Merck's distributor in the United States.


Marketing, Sales and Distribution

     Business Concept.   The marketing program for the company is
based on the concept of providing a service to the retail food distribution industry. The service is the analysis or "audit" of a client's bacterial safety, measured at various critical control points established in concert with the client/customer, or in compliance with existing monitoring programs already established by regulatory agencies or self-initiated internal customer programs.

     Marketplace. Proposed national standards, such as the HACCP program enacted by the Federal Government and "suggested" for implementation by the states, require that food business proprietors comply with the following obligations:

     *    have a written food safety program;
     * ensure that all food handlers have skills and competencies in food hygiene matters commensurate with work activities;
     *    develop appropriate sanitation programs; and
     *    provide for the recall of unsafe food as appropriate

     These requirements provide the framework for the basic services which the company provides: an analysis and testing of compliance with these requirements. As necessary, the company will also provide to a client the basic support and consulting services to establish a program that will satisfy all four of the requirements outlined above.

     The initial target market for the company will be restaurants, or food service facilities, but the identification of the presence of bacteria can be of utility to other industries and applications, such as monitoring cleaning operations for a "before" and "after" measurement of results. The company has received proposals, which are under study, to provide services to firms working in the dairy clean-up market and to carpet cleaning facilities.


Patent Applications

     The company holds no patents and operates the equipment and the test tube analyses under a license through EM Sciences/Merck. The company does own the registered trademark "Semcolabs", and several other uses of the word "Semco" in restaurant testing.

Employees

     The company currently has 5 employees and 3 consultants.


Competition

     The competition for food service industry compliance documentation, such as establishment of a HACCP Plan, is intense, and is not thought to be lucrative by the company's management. There are numerous individuals and companies offering services in this area and they are quite capable of timely and cost-effective rendering of these services.

     However, the competition for on-site testing and analysis of compliance once the HACCP Plans are established, is not as well entrenched. The company is not aware of any other company offering monitoring services identical to the Hy-Lite 2 ATP measurement program, although similar technologies will doubtless be developed in the coming months and years. Current measurement technologies generally require a several hour or even several day delay in provision of results, since these technologies rely upon laboratory tests at an off-site facility. This on-site, real-time testing market is the primary target of the company.

Research and Development

     The company is not and will not be conducting any research on improvement of the Hy-Lite ATP technology, but is entitled, by license, to any improvements made by EM Sciences or Merck, and has already benefitted by the introduction of the Series 2 machine in replacement of the Series 1 units in the third quarter of 2000.


Item 2.  Description of Properties

     The company leases facilities in Boca Raton, Florida, paying $550.00 per month, on a month-to-month basis. The company also leases approximately 1800 feet in Las Vegas, Nevada for its corporate headquarters. As clients or customers are engaged in certain central geographic areas, the company will lease additional office space to be located in the vicinity of those customers.

Item 3.  Legal Proceedings

     As of December 31, 1996, the Company was not involved in any direct proceedings, however, GAD, its subsidiary, was in arrears on its rent, which ultimately resulted in a receivership being imposed, on GAD, in Israel. This receivership resulted in total liquidation of GAD, finally concluded on November 17, 1998.

     As of October 24, 2000, the company was involved in a claim filed by New Directions International, Inc. in Florida, in which the Company disputed the plaintiff's claim for sums of money invested in GAD, to be paid by the company (as parent). This is vigorously disputed nd is against the liquidated subsidiary. The Company recently prevailed on an appealed procedural matter, and won, forcing the dispute to a trial. The primary exposure is attorney's fees.


Item 4.  Submission of Matters to a Vote of Security Holders

     During the year 1996, no matters were submitted to a vote of the security holders.

     Subsequently, in October of 1997, a majority of the then-existing shareholders voted to accept a compromise of debts with Tweed Investments, issuing 11,300,000 (pre-reverse) shares in total satisfaction of all claims, at the time amounting to in excess of $400,000 of funds loaned to the company.

     In August of 1999, a majority of the shareholders tentatively approved a corporate combination with SemcoLABs of Florida, contemplating a reverse merger, which was later rescinded for lack of adequate consideration supplied by the Florida company. In compliance with the terms of this agreement, the shareholders approved an increase of the authorized share capital to 50,000,000, which was not rescinded with the reversal of the merger transaction.


                             PART II

Item 5.  Market for Common Equity and Related Stockholder Matters

     (a)  Market Information

     Since trading was activated in September, 1993, the Company's common shares have been traded in the over-the-counter market and have, until 1999, been quoted in the NASDAQ OTC Bulletin Board under the symbol "ISSM", commencing October 13, 1993, and changing to "SLBI" on October 5, 1999. The Company's shares currently trade on the National Quotation Board "pink sheets", pending filing of current information. The Company's securities are not publicly traded on any other market.

     Set forth below are the high and low "bid" prices for the Common Stock of the Company for each quarterly period commencing
January 1, 1995 through September 30, 2000:

Fiscal 1995:                        Low      High

     First Quarter                 $1.25     $2.875
     Second Quarter                $0.625    $2.12
     Third Quarter                 $0.563    $1.625
     Fourth Quarter                $0.563    $1.312

Fiscal 1996:

     First Quarter                 $0.563    $2.188
     Second Quarter                $1.125    $3.906
     Third Quarter                 $1.375    $2,625
     Fourth Quarter                $0.375    $1.875

Fiscal 1997:

     First Quarter                 $0.25     $0.563
     Second Quarter                $0.02     $0.437
     Third Quarter                 $0.035    $0.16
     Fourth Quarter                $0.045    $0.145

Fiscal 1998:

     First Quarter                 $0.04     $0.075
     Second Quarter                $0.03     $0.075
     Third Quarter                 $0.025    $0.08
     Fourth Quarter                $0.0175   $0.09

Fiscal 1999:

     ***Reverse effective March 11, 1999 (1-for-10), is reflected in Second Quarter prices

     First Quarter                 $0.02     $0.02
     Second Quarter                $0.1875   $0.5625
     Third Quarter                 $0.25     $1.11
     Fourth Quarter                $0.718    $0.75

Fiscal 2000:

     First Quarter                 $0.125    $0.875
     Second Quarter                $0.125    $1.60
     Third Quarter                 $0.25     $0.80

     Such quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not necessarily represent actual transactions.

     (b)  Holders

     As of September 1, 2000 there were 596 holders of record and an estimated 750 additional holders who were beneficial shareholders of the Company's Common Stock.

     (c)  Dividends

     The Company has not paid any dividends since its inception and presently anticipates that no dividends will be declared in the foreseeable future.


Item 6.   MANAGEMENT DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The Company

     The Company, during the years 1993 through 1997, primarily operated through two subsidiaries, GAI and GAD, both of which were either sold or liquidated as of second quarter, 1997. Thereafter, there were no active operations of the company until 1999.

     GAD Semiconductors, Ltd.:

     The Company's only remaining subsidiary as of December 31, 1996 (date of this filing period) was GAD Semiconductors, Ltd. ("GAD"), which was incorporated in August, 1993, by a scientist and his associates who had developed a proprietary technology for a GaAs diode manufacturing process. Under the agreement with ISC (the Company), this process was transferred to GAD for certain financial assurances. Semtech, Ltd., initially retained ownership of 40%, later reduced to 10%, of GAD as a result of this transaction.

GAD was qualified for the Approved Enterprise program by the Israeli Investment Center, in early 1994. An investment program in the amount of $2.45 million was approved in favor of GAD by the Israeli Investment Center in the combined grant and loan program. GAD applied to the Chief Scientist's office of the MCI for the qualification of its research and development program for which the Company would be entitled to up to 60% in grants.

GAD began construction of its manufacturing plant in Migdal Haemek in mid-1994, completing the facilities construction in November, and the machinery installation and testing in late December. When the company was unable to pay its debts in late 1996, the facilities landlord commenced action to have the company placed in receivership. The on-site management of the company, in anticipation of this dispute, surrendered the facilities to the landlord, tendered all keys, and shut the facilities down, pending distribution of any assets through the liquidation process.

RESULTS OF OPERATIONS

Sanitary Environmental Monitoring Labs, Inc. (formerly ISC) has been a development stage Company since its inception and has incurred general and administrative, financing, marketing and start-up expenses in increasing amounts as GAI was attempting to enter its production and selling phase prior to its sale in 1995, and during GAD's construction of its production facility, test runs and initial attempts to deliver product. Through December of 1995 GAD had gross sales of $69,617, and in fiscal 1996, GAD delivered an additional $21,906 in product.

During 1996, the Company incurred a loss of $3,271,877 ($0.39 per share), compared to $2,203,878 ($0.26 per share), during the operating period of 1995. From the date of its inception to the end of 1996, the Company had an accumulated loss of $8,988,692, causing a capital deficit of the same amount.

CAPITAL RESOURCES AND LIQUIDITY

During the fourth quarter of 1996, funds were obtained entirely from investment by shareholders in the amount of $160,000, generally through the issuance of convertible promissory notes. These borrowings raised the total outstanding liability to Tweed Investments to $399,273.94. This debt was ultimately converted into equity on October 1, 1997.

During the first quarter of 1997, Karlin Investments converted $100,000 of its credit into 425,755 shares of common stock of the company, and loaned the company an additional $100,000 on February 20, 1997. This subsequent loan was converted into 2,640,956 shares of common stock in the second quarter of 1997, and a final $43,000 of Karlin's investment was converted into 1,448,224 shares during the third quarter of 1997. No Karlin debt remained.

On May 15, 1997, the Company formally adopted a plan to discontinue its operations in Israel (the GAD activities), and surrendered all assets, which consisted primarily of property and equipment, to creditors. Based on the company's estimates, the estimated gain on the disposal of GAD was $975,019, measured as the balance of outstanding liabilities removed in excess of asset values carried on the company's books.

During the period from January 1, 1997 through cessation of operations on May 15, 1997, the Company had $0.00 in revenues. The company reported income from discontinued operations after writing off all operating assets and liabilities related to GAD and expensing all advances made by the company on behalf of GAD.

     Subsequent Events:

     On March 11, 1999, a reverse stock split of 1-for-10 was effected and all subsequent issuances of shares reflect that change.

     On February 8, 2000, the company issued 150,000 shares of common stock to the company's attorney in settlement of outstanding payables of $15,000. On February 10, 2000, the company issued 2,650,000 shares of common stock in exchange for all of the outstanding stock of Semco Bio-Vision, Inc. This transaction was recorded using the purchase method of accounting.

     On February 12, 2000, the company issued 500,000 option rights for $0.25 per share, expiring in February 12, 2003, to officers of the company. The company approved a private placement offering for $250,000, ultimately raising only $62,500 by issuance of 250,000 shares ($0.25 per share) and 250,000 warrants to acquire further shares, exercisable at $1.00 per share and expiring 3 years hence.

     On February 12, 2000, the company entered into a deferred compensation agreement with an officer of the company. The agreement was a two-year contract for $12,000 per month in compensation. The company modified this agreement on September 15, 2000 and the new agreement stipulates that the officer is to receive $85,000 a year, $5,000 payable monthly and the remaining $25,000 deferred to subsequent periods.

     On February 15, 2000, the company agreed to a sub-license agreement with Monaco Investment Group, Ltd., in exchange for 4,000,000 restricted common shares, for the exclusive U.S. distribution rights to Hy-Lite 2 equipment. The agreement requires the company to purchase a minimum dollar amount of Hy-Lite machines and/or test tubes on an annual basis: in Year 1 the company is required to purchase $115,200; in Year 2, $384,000; in Year 3, $768,000 and in Year 4, $1,536,000.

     On February 24, 2000, the company granted an officer
1,000,000 option rights to purchase shares at $0.25 per share.
The vesting schedule permits the officer to acquire 40,000 shares a month and the options expire after three years.

     On June 23, 2000, the company entered into a subscription agreement for 2,000,000 shares of common stock at $0.25 per share. The agreement was tendered in the form of $150,000 cash and $350,000 in secured promissory notes receivable which became payable upon the completion of due diligence. That period expired on October 15, 2000, at which point the company had received all of the sums due.

CONTINGENCIES AND COMMITMENTS

     The recent placement of $350,000 provided sufficient funding for the company to act on its business plan for the foreseeable 12-month period. During September of 2000, the company entered into contracts with WalMart for training of up to 1200 of its management employees in SafeServe food safety certification. Revenues from this contract should exceed the expenses incurred for the remainder of the fourth quarter of 2000.


Item 7.   Financial Statements


           SANITARY ENVIRONMENTAL MONITORING LABS, INC.
           (Formerly International Semiconductor Corp.)

                   A DEVELOPMENT STAGE COMPANY

                CONSOLIDATED FINANCIAL STATEMENTS

                     As at December 31, 1996



     CONTENTS

Balance Sheet

Statement of Operations

Statement of Changes in Shareholders' Equity

Statement of Cash Flows

Notes to the Financial Statements

Schedules of Form 10KSB

           SANITARY ENVIRONMENTAL MONITORING LABS, INC.
           (Formerly International Semiconductors Corp)
                  (A Development Stage Company)

                            UNAUDITED
                    CONSOLIDATED BALANCE SHEET


                                   December 31    December 31
                                      1996            1995
                              Note           US Dollars

ASSETS

Current Assets

  Cash and cash equivalents               207              0
  Short-term bank deposits                  0              0
  Related parties (ITG)                29,869              0
  Accounts Receivable          6       19,630         28,023
  Inventories                          15,000         15,000
  Pre-paid expenses                     1,990              0

Fixed Assets                   8    1,699,745      1,613,878
  (accumulated depreciation)        ( 387,352)      (217,379)

    Total Assets:                   1,379,089      1,439,522

LIABILITIES AND SHAREHOLDERS'
   EQUITY

Current Liabilities

  Short-term credit from banks        611,424        318,068
  Short-term loans from
    related parties (Karlin)   9      100,000              0
  Suppliers                           184,272        749,205
  Other accounts payable      10       88,601        398,044
                                      984,297      1,465,317

Long-term Liabilities
  Long-term loans             11    1,675,988      1,176,029
  Accrued expenses (Tweed)            389,274              0
  Liability for Severance pay 12       76,049         55,365

Commitments and Contingencies       2,141,311              0
  (Notes 1,15,17,19)

Ordinary Shares - $.001 par value;
  authorized - 26,000,000 shares and
  25,000,000; issued and outstanding
  10,062,511 shares and
  8,464,267 shares                      9,723          8,464
Premium on Shares                   7,232,450      4,451,142
Accumulated loss during
  development stage                (8,988,692)   (5,716,815)

Total Liabilities and Equity        1,379,089     1,439,522

           SANITARY ENVIRONMENTAL MONITORING LABS, INC.
           (Formerly International Semiconductors Corp)
                  (A Development Stage Company)

                            UNAUDITED
    CONSOLIDATED STATEMENTS OF INCOME AND ACCUMULATED DEFICIT
                       FOR THE YEARS ENDED
                    DECEMBER 31, 1996 AND 1995

                                 Year           Year
                                 Ended          Ended
                              December 31    December 31
                                 1996           1995

Revenues

  Sales                       $    21,906    $        0

Expenses

  Start-up Expenses           $         0    $        0
  Research and Development        133,540       158,936
  Marketing Expenses              301,604       130,863
  General and Administrative      835,256       917,702
  Financing and Expenses          101,356       208,432
  Loss from Sale of Subsidiary          0     1,316,392

     Total Expenses             1,371,756     2,732,325

Extraordinary Item:
  Loss on Conversion of Debt   (1,922,027)            0

Net Income (loss)              (3,271,877)   (2,732,325)

Accumulated Deficit, Begin     (5,716,815)   (2,984,490)

Accumulated Deficit, Ending    (8,988,692)   (5,716,815)

           SANITARY ENVIRONMENTAL MONITORING LABS, INC.
           (Formerly International Semiconductors Corp)
                  (A Development Stage Company)

                            UNAUDITED
     CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS EQUITY

                                                                 Share-
                    Ordinary shares      Premium   Accumulated  Holders
                    Number   Amount     On Shares     Loss        Equity
                                       US Dollars


Balance as of
 December 31, 1994  5573911   5574     2915907     (2984490)   (  63009)

Issue of shares
 in 1995            2890000   2890     1535235            0     1538125

Net loss for the
 year ended
 Dec 31, 1995             0      0           0     (2732325)   (2732325)

Balance as of
 December 31, 1995  8142390   8142     4451142     (5716815)   (1257209)

Total for issue of
 shares in 1996     1580943   1581     1310557            0     2782567

Net loss for year
 ended 31 Dec 96          0      0           0     (3271877)   (3271877)

Balance as of
 December 31, 1996  9723333   9723     7232450     (8988692)   (1746519)
                    =======   ====     =======      =======     =======

                  SANITARY ENVIRONMENTAL MONITORING LABS, INC.
                  (Formerly International Semiconductors Corp)
                          (A Development Stage Company)

                                    UNAUDITED
                      CONSOLIDATED STATEMENT OF CASH FLOWS


                                        Year           Year
                                        Ended          Ended
                                        December 31    December 31
                                        1996           1995


Cash Flows from Operating Activities

Net (loss)                              $ (3,291,899)  $(2,732,325)
  Reconciliation of Net Loss to
    Net Cash Used by Operating
    Activities                            1,269,176    2,009,473

  Net Cash Used by Operating Activities  (2,022,723)   ( 722,852)

Cash Flows From Investing Activities

  Investment in Fixed Assets             (   85,867)   ( 404,350)
  Proceeds from Sale of Fixed Assets              0            0
  Investment Grants Received                      0       78,921
  Decrease (increase in Short-Term
   Bank Deposit                                   0            0
  Cash of Acquired Parties                        0            0
  Loans to Related Parties                        0    (     170)

Net Cash Used by Investing Activities    (   85,867)   ( 325,599)

Cash Flows from Financing Activities

  Issue of Shares                           382,000      827,266
  Receipt of Long-Term Loans              1,524,668      137,879
  Repayment of Long-Term Loans           (    7,145)   ( 174,917)
  Receipt of Loans from Related Parties     209,274      158,396
  Increase in Short-Term Credit (other)           0       14,792
  Increase in Short-Term Credit (banks)           0            0

Net Cash Provided by Financing Activities 2,108,797      963,416

Net increase (Decrease) in Cash and
  Cash Equivalents                              207    (  85,035)
Cash and Cash Equivalents at
  Beginning of period                             0       85,035

Cash and Cash Equivalents at End
  of Period                                     207            0

           SANITARY ENVIRONMENTAL MONITORING LABS, INC.
           (Formerly International Semiconductors Corp)
                  (A Development Stage Company)


          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                     AS AT DECEMBER 31, 1996


NOTE 1    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
          -------------------------------------------

     Company Organization
     --------------------
     Sanitary Environmental Monitoring Labs, Inc. (Formerly International Semiconductor Corp.) hereinafter referred to as (the "Company") was organized in 1987, initially as an inactive publicly held corporation pursuing business acquisitions. The Company continues to pursue business acquisitions. On February 10, 2000 the Company executed an acquisition agreement to acquire 100% of the outstanding common stock of Biovision in exchange for 2,650,000 shares of International Semiconductor Corp. common stock. (See Note 14 - Subsequent Events).

     On September 10, 1999 the Company changed its name to "SemcoLabs, Inc." and on April 10, 2000 the Company changed its name again to "Sanitary Environmental Monitoring Labs, Inc." The effects of these changes were reflected in these financial statements.

     Accounting Method
     -----------------
     The Company maintains its books and records utilizing accrual accounting. The accrual method recognizes income when earned and expenses when incurred.

     Principles of Consolidation
     ---------------------------
     The Company consolidates its financial statements with subsidiaries if the Company owns 50% or more of the subsidiary's outstanding voting stock. The Company will prepare its financial statements on the equity method when the interest is between 20% and 50%, or when the interest exceeds 50%, but expectation for maintaining a controlling interest is temporary. On investments of less than 20% the Company will present the investment at cost.

     Cash and Cash Equivalents
     -------------------------
     The Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents.

     Inventories
     -----------

     Raw material inventories are included at the lower of cost or market value, Cost is calculated by the "first-in, first-out" method.

     Use of Estimates
     ----------------
     The preparation of financial statements in conformity with generally accepted accounting principles requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported revenues and expenses during the reporting period. Actual results may differ from those estimates.

     Loss Per Share
     --------------
     Loss per share were computed by dividing loss available to common stockholders by the weighted-average number of shares outstanding during the year.

     Fixed Assets
     ------------

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




          SANITARY ENVIRONMENTAL MONITORING LABS, INC.
          (FORMERLY INTERNATIONAL SEMICONDUCTOR CORP.)
                     (A Nevada Corporation)

               NOTES TO THE FINANCIAL STATEMENTS
                   DECEMBER 31, 1996 AND 1995

NOTE 2    GOING CONCERN
          -------------

     The Company's continued existence is in doubt. The Company had no operating revenues in 1998 or 1999 and as of December
     31, 1999 the Company did not own any assets that would generate operating revenues.

     Subsequent to the balance sheet date, the Company acquired 100% of the outstanding stock of Semco Biovision, Inc. (See
     Note 14 - Subsequent Events). Management's plans for continuing as a going concern rely on the acquisition and further funding through loans and private placements.

NOTE 3    INCOME TAXES
          ------------

     The Company files its tax returns using the same accounting method as it does for financial statement reporting. The Company has unused net operating losses carried forward from inception estimated at $9,000,000. Based on estimated future income tax rates (30%) these NOL's would result in a deferred tax benefit of $2,700,000. Management established a valuation allowance equal to the potential benefit of NOL's based on the likelihood that the carryforwards would expire prior to utilization. Based on these assumptions a provision of $0 for 1998 and 1999 would be in included in these statements.

NOTE 4    SUPPLEMENTAL CASH FLOW INFORMATION
          ----------------------------------

     Supplemental cash flow information:          1999      1998
     ------------------------------------         ----      ----
     Cash paid for income taxes                  $   0     $   0
                                                  ====      ====
     Cash paid for interest expense              $   0     $   0
                                                  ====      ====

NOTE 5    RELATED PARTY TRANSACTIONS
          --------------------------

     The Company in 1999 and 1998 had accrued expenses of $90,235 and $26,956, respectively, due to ITG, a related entity in which a shareholder and officer of the Company holds a 30% interest. The Company leased office space from ITG during 1999 and 1998 on a month-to-month basis. Monthly rent expense is $2,250 plus additional expenses for overhead. Total office and overhead expenses charged by ITG during 1999 and 1998 were $27,000 each year. Future minimum lease payments as of December 31, 1999 for each of the next five years is $27,000 each year.


NOTE 6 -  OTHER ACCOUNTS RECEIVABLE
          -------------------------

                                    December 31,  December 31,
                                     1 9 9 6        1 9 9 5
                                         U.S. dollars

        Taxes receivable                  0          18,245
        Other accounts receivable     19,630          9,779

                                      19,630         28,023
                                     =======        =======

NOTE 7    STOCKHOLDERS' DEFICIT (Subsequent Event)
          ---------------------

     The Company's board of directors authorized, on March 11, 1999, a reverse stock split of 10 for 1. The affect of this change was not recorded in these financial statements.

     On August 23, 1999 the Company entered into a business combination agreement with Semco (FL) and issued 19,400,000 shares of common stock in exchange for all the outstanding shares of Semco (FL). On February 3, 2000 the agreement was rescinded and the issued shares were cancelled.

NOTE 8 -  FIXED ASSETS


          Machinery
             And       Motor     Office    Leasehold      Totals
           Equipment  Vehicles  furniture improvements

     Balance at
     Jan 1, 1996    1074576    43948     46518     448836       1613878
     Additions        85867        0         0          0         85867
     Disposals            0        0         0          0             0

     Accumulated
      Dep to 1995    141469    15983      7963      51964        217379
     Provision ('96) 116044     4395      4652      44882        169973
     Cumulative      257513    20378     12615      96846        387352

     Balance at
     Dec 31, 1996   1160443    43948     46518     448836       1699745
                    -------    -----     -----     ------       -------

     SUPPLIERS
     ---------

     These are amounts due to suppliers mainly in connection with the acquisition of fixed assets and leasehold improvements.



NOTE 9 - SHORT TERM LOANS FROM RELATED PARTIES

     Karlin Investment Corp. loaned the company $100,000 during the fourth quarter, which amount is convertible at the market price upon date of issuance, or upon date of conversion, whichever is lowest, less a discount of 20%.

     Tweed Investments Ltd., in a series of 5 separate loans, advanced the company a total of $399,273.94 during the fourth quarter, also convertible at the market price on date of issuance or on date of conversion whichever is lowest, with no discount involved.

NOTE 10 - OTHER ACCOUNTS PAYABLE

                               December 31,  December 31,
                               1 9 9 6       1 9 9 5
                                   U.S. Dollars

   Taxes Payable                  2,370         2,370
   Employees and provisions
    for salary-related expenses  66,406        75,849
   Other accounts payable        19,825       319,825

                                 88,601       398,044
                                =======       =======


NOTE 11 - LONG TERM LOANS

     All items characterized as long term loans are from Israeli banks, and are payable by GAD, not by the Company, and have subsequently been eliminated with the liquidation of GAD by the Israeli insolvency laws.

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

          SANITARY ENVIRONMENTAL MONITORING LABS, INC.
          (FORMERLY INTERNATIONAL SEMICONDUCTOR CORP.)
                     (A Nevada Corporation)

               NOTES TO THE FINANCIAL STATEMENTS
                   DECEMBER 31, 1996 AND 1995



NOTE 13   EXTRAORDINARY ITEM -LITIGATION SETTLEMENT PAYABLE
          -------------------------------------------------


     In 1999 the Company lost a lawsuit with a creditor resulting from a note payment default. The estimated loss including attorney's fees and interest expense is $65,000. As of August 18, 2000 the matter was not settled.

NOTE 14   SUBSEQUENT EVENTS
          -----------------

     On February 8, 2000 the Company issued 150,000 shares of common stock to the Company's attorney in settlement of outstanding payables of $15,000.

     On February 10, 2000 the Company issued 2,650,000 shares of common stock in exchange for all the outstanding stock of Semco Biovision, Inc. ("Biovision"). The transaction will be recorded using the purchase method of accounting.

     On February 12, 2000 the Company issued 500,000 option rights for $0.25 per share, expiring on February 12, 2003 to officers of the Company.

     On February 12, 2000 the Company approved a private placement offering for $250,000 by issuance of 1,000,000 shares of restricted stock with warrants to purchase an additional 1,000,000 shares at $1.00 pr share. The warrants expire three years from the date of issue. As of August 18, 2000 only 250,000 shares for $62,500 were issued, and the Company has closed the offering.

     On February 12, 2000 the Company made a deferred compensation agreement with an officer of the Company. The agreement was for two years and specified that the officer was to receive $12,000 a month. The agreement was modified on September 15, 2000 and is retroactive to February 12, 2000. The agreement now specifies that the salary is $85,000 per year, $5,000 is payable monthly with the remaining $25,000 deferred and payable in subsequent periods.

     On February 15, 2000 the Company agreed to a sub-license agreement with Monaco Investments Group, Ltd. in exchange for 4,000,000 restricted common shares for the distribution rights to Hy-Liter II, a environmental testing machine. The agreement requires the Company to purchase a minimum amount of Hy-Liters on an annual basis. In Year 1 the Company is required to purchase $115,200, $384,000 in Year 2, $768,000 in Year 3, and $1,536,000 in Year 4.

     On February 24, 2000 the Company granted an officer
     1,000,000 option rights to purchase shares at $0.25 per share. The vesting schedule permits the officer to acquire
     40,000 shares a month and the options expire after three years.

     On June 23, 2000 the Company entered into a subscription agreement for 2,000,000 shares of common stock at $0.25 per share. The agreement was tendered in the form of $150,000 cash and a $350,000 note receivable which will become payable upon the completion of due diligence. If the Company does not meet the covenants of the agreement then the note receivable will be cancelled and the issued shares will remain issued and outstanding. As of August 18, 2000 the transaction is still pending.

     The Company's unaudited proforma financial statements are presented below and reflect the consolidated balance sheet and the Monaco license purchase as if the transactions occurred on December 31, 1999 and statement of operations as if the companies were consolidated for the year then ended.


Item 8.   Changes in and Disagreements with Accountants on
Accounting and Financial Disclosure

     There are no current disagreements with the accountants concerning the presentation of the financial information required under U.S. financial reporting standards. The board of directors selected the firm of Skeehan & Co. on September 24, 1996, replacing BDO Bavly Milner & Co. (an Israeli firm), to be its auditing firm, which was duly reported on Form 8-K. There were no disagreements with the previous firm.


                             PART III

Item 9.   Directors, Executive Officers, Promoters and Control
Persons;  Compliance with Section 16(a) of the Exchange Act

     (a)  Directors and Executive Officers of the Company

     The following table provides information concerning each executive officer and director of the Company:

     Name                Age            Title

Robert M. Terry          70        Chairman of the Board/CEO
Toni Gales               54        Secretary
Thomas Hanson            68        President/Director
Gary Rosen               54        COO, Director
David Goldstein          54        Director
Meredith Russell         55        Director
Don Karas                60        Exec Vice President/Director
Paul McCann              65        CFO/Director

     All directors hold office until their successors have been elected.

     Set forth below is certain information about the named individuals.

     Robert M. Terry, 70, has been Chairman of the Board of the Company since January 1994, and Chief Executive Officer of the Company since February 24, 1995. He has over 35 years of finance, engineering-development and construction experience. He has held the position of CEO of several private entities and is listed in Who's Who in American Business, Who's Who in Aviation and is a member of the President's Council of the American Institute of Management as well as several other professional organizations. Mr. Terry received his engineering degree from New York University, School of Engineering, with graduate studies at Columbia University.

     Thomas Hanson, 68, is a director of the Company and has held that position since June of 1999. He has also served as a director during that same period. He has previously held positions as Chief Deputy and Chief of Staff for a Los Angeles City Council member, and as the Executive Director for the Republican Party of Los Angeles. Prior to these activities, he was the Director of Marketing at the Los Angeles Ambassador Hotel, the President and CEO of Flash-R-Lite Corporation, the Director of Government & Regulatory Relations for Pacific Air Transport and the Executive Vice President and Chief Administrative Officer of Intercontinental Technology Group.

     Gary Rosen, 50, has been the Chief Operating Officer or Treasurer of the Company since February 12, 2000. During the year prior to that, he was an officer of Semcolabs, Inc., a Florida corporation, that engaged in the early developmental research leading to the sanitary monitoring business concept.
Mr. Rosen served for 17 years with the New York Police Department as a detective in the fraud, homicide, organized crime and special services bureaus. Following his retirement from the NYPD, he worked for Aero Industries, Inc. as its director of Security, and performed a similar function for Intercontinental Technologies Group. Mr. Rosen oversees the day-to-day operations of the Company and is directly involved in all personnel, sales, purchase and human resources decisions.

    Toni Gales, 54, corporate Secretary, has been office manager for law firms for the past 15 years, and prior to that was the operations manager for King Aviation Services, a 70-plane flight school located on the Van Nuys, California airport. Ms. Gales has also managed cellular phone and paging services.

    David Goldstein, 54, is a director of the Company, having held that position since March 1, 2000. Mr. Goldstein currently owns and operates several healthcare facilities in New York and Florida. Prior to these operations, he collaborated with Shelby Williams Industries in designing and developing over 200 hospitals, nursing homes and psychiatric institutions located in New York and Louisiana. Mr. Goldstein is currently a Branch and Production Manager at CTX Mortgage Corporation and has held that position for the previous 5 years.

     Meredith Russell, 55, is a director of the Company, a position which he has held since October 11, 2000. Mr. Russell has spent over three decades as a commercial banker with major lending institutions: Beverly Hills Bank, Capitstrano National Bank and most recently, from 1995 through 1999, Comerica Bank (as Senior Vice President). Since August, 1999, Mr. Russell has served as the Chief Executive Officer of the Bicycle Casino in Los Angeles, California.

     Paul McCann, 60, is the Chief Financial Officer and a director of the Company, and has primary experience in international banking, corporate finance, marketing and business development. He has previously served at the Inter-American Bank as a loan officer, special projects evaluator and President of the Loan Committee and was the President of the Liberian Bank for Industrial Development and In vestment. As President of the Korea Capital Corporation, he was instrumental in restoring profitability to the company, which led to a profitable purchase thereof by Daewoo Industries. Mr. McCann has also held the position of Managing Director and Chairman of the Executive committee of the Asian Euro-American Merchant Bank, where he was able to implement measures which caused it to become a major regional lender for industry and trade.

     Don Karas, 68, has been engaged by the Company as Executive Vice President, and director, responsible for expanding the Company's marketing scope and development of the Company's client base. He previously served as Chairman and CEO of Aldon Communications, Klondike Ice Cream and Restaurant Business, Inc. He was the founder and publisher of several magazines, including Restaurant Business, Restaurant & Hotel Design, Food Service Executive, Institutional Distribution and the Karas Executive Report. Mr. Karas was the founder of ACA Joe, a popular line of clothing and retail stores, which he sold at a profit to concentrate on the food services arena. He currently serves on the Board of Directors of Wolfgang Puck Company and A&B Gourmet Bakery. He is also the Chairman of the Santa Fe Steakhouse company.

     (b)  Significant Employees

     Set forth below is certain information for the individual expected to make a significant contribution to the Company's business: none.

     (c)  Family Relationships

     There are no family relationships among the Company's directors, executive officers or any of the named significant persons.

     (d)  Involvement in Certain Legal Proceedings.  None of the
Company's directors, executive officers or named significant persons, and none of its promoters or control persons, during the past five years:

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

     Based solely on review of the copies of such forms furnished to the Company, or written representations that no Form 5 filings were required, the Company believes that during the year ended December 31, 1996, all Section 16(a) filing requirements applicable to its officers, directors and greater-than-ten-percent beneficial owners were complied with.
At the end of fiscal 1999, Tweed Investments, Ltd., owning approximately 42% of the company at that time, would have shown as a greater-than-10% shareholder were the filings by the company made in a timely manner.


Item 10.  Executive Compensation

     In respect of services rendered to the Company in 1996, 1997, 1998 and 1999, the Company did not pay to any executive officer of the Company, GAD or GAI total annual salary and bonus aggregating in excess of $60,000. Set forth below is information regarding the compensation of Robert M. Terry, the only officer to earn deferred compensation during those years.


                    SUMMARY COMPENSATION TABLE

     ANNUAL COMPENSATION

Name and Principal Position        Year      Salary

Robert M. Terry, Chairman          1995      $60,000     -0-
                                   1996      $60,000     -0-
                                   1997      $60,000 Deferred
                                   1998      $60,000 Deferred
                                   1999      $60,000 Deferred

Mr. Terry has fully vested options to acquire 150,000 shares of the Company's stock at an exercise price of $0.25 per share. The salary compensation due Mr. Terry has been deferred until suitable financial resources allow for its payment.

Compensation of Directors

     Non-employee directors of the Company do not receive any compensation for attending meetings of the Board of Directors.

     In the years 1995 through 1999, none of the Company's directors received any compensation for services provided as a director, whether pursuant to any consulting contracts, business agreements or otherwise.


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

Name and Address         Amount and Nature of
of Beneficial Owners     Beneficial Owners1            Percent of
                                                         Class

Robert M. Terry                  150,000*                1.29
5374 Village Road
Long Beach, California 90808

Gary Rosen                      1,150,000*               9.91
9045 La Fontana, C-7A
Boca Raton, Florida 33434

Thomas Hanson                    150,000*                1.29
5374 Village Road
Long Beach, California 90808

Toni Gales                        20,000*                0.17
11300 W. Olympic, #800
Los Angeles, California 90064

Paul McCann                      100,000*                0.86
5374 Village Road
Long Beach, California 90808

Don Karas                        150,000**               1.29
3651 Turtle Run Boulevard #824
Coral Springs, Florida 88067

All Executive Officers and
Directors as a group            1,720,000*              13.53
 (4 persons)

Tweed Investments, Ltd.         1,130,000                9.74
71-73 Regent Street
London, England

Monaco Investment Group, Ltd.   4,000,000               34.47
Parliament Street
Nassau, Bahamas

Girardi Financial, Inc.         2,000,000               17.24
10100 Santa Monica Blvd, #1600
Los Angeles, California
_____________________________
     Unless otherwise indicated, the Company has been advised that all holders listed have the sole power to vote and dispose of the number of shares set forth opposite their names.

* all of the asterisked securities are options, having similar terms, such that all are exercisable at $0.25 per share, and all are vested, except for Rosen's, of which 1,000,000 are vesting over a 24-month period, at the rate of 1/24 per month.

** the Karas options are at $0.50 per share, and are conditioned upon achieving certain sales goals.


Item 12.  Certain Relationships and Related Transactions

     The Company has not directly or indirectly acquired any assets from any of its directors, or the executive officers, significant employees or security holders named in Items 9 or 11 above.


Item 13.  Exhibits and Reports on Form 8-K

     (a)  Exhibits

Number    Description

 2        Agreement, dated September 28, 1993, with Lema
               Investments Ltd.(1)

 3.1      Certificate of Incorporation, as amended(2)

 3.2      By-Laws(2)

 3.3      Amendment to Articles of Incorporation (Change of
               Name), July 5, 1994(3)

 3.4      Amendment to Articles of Incorporation (Reverse of 1-
               for-10), dated March 4, 1999

 3.5      Amendment to Articles of Incorporation (Change of
               Name), and increase authorized capital to 50,000,000 shares, dated September 28, 1999 (4)

 3.6      Amendment to Articles of Incorporation (Change of Name
               to Sanitary Environmental Monitoring Labs, Inc.), filed April 10, 2000 (4)

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

10.4      Loan Agreement, dated November 23, 1993, with Kaner
               Sherotei Geviya, Ltd.(2)

10.5      Loan Agreement, dated November 10, 1993, with GAD
               Semiconductors, Ltd.(2)

10.6      Agreement between GAD, Semtech Ltd. and Messers,
               Aschkenazi, Gerschfeld, Nathan and Slonim(2)

10.7      Stock Sale and Purchase Agreement with Tweed
               International, dated October 3, 1994(3)

10.8      Agreement for Acquisition of Semco Bio-Vision, dated
               February 12, 2000 (4)

10.9      License and Distributorship Agreement between Monaco
               Investment, Ltd. and the Company, dated May 24,
               2000 (4)

10.10     Subscription Agreement and Promissory Note between
               Company and Girardi Financial, dated June 23, 2000
               (4)

21        Subsidiaries of the Registrant(1), Semco Bio-Vision

 _____________
          (1)  Incorporated by Reference to Registrant's Form
8-KSB dated October 5, 1993.

          (2)  Incorporated by Reference to Registrant's Form
10-KSB dated May 3, 1994.

          (3)  Incorporated by Reference to Registrant's Form
10-KSB dated March 31, 1995.

          (4)  Filed with this Report on Form 10-KSB

     (b)  Reports on Form 8-K

          September 24, 1996 notice of change of accountants



                            SIGNATURES

     IN ACCORDANCE WITH SECTION 13 OR 15(d) OF THE EXCHANGE ACT,
THE REGISTRANT CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY
THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

               SANITARY ENVIRONMENTAL MONITORING LABS, INC.


                              By:    /s/  Robert Terry
                                  Robert M. Terry, Chairman

Date:  October 24, 2000

     IN ACCORDANCE WITH THE EXCHANGE ACT, THIS REPORT HAS BEEN
SIGNED BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND
IN THE CAPACITIES AND ON THE DATES INDICATED.

   Signature             Title                         Date


/s/  Robert Terry     Principal Executive       October 24, 2000
Robert M. Terry       Officer and Director


/s/  Thomas Hanson    Director                  October 24, 2000
Thomas Hanson

/s/  Gary Rosen       Operating Officer/        October 24, 2000
  Gary Rosen            and Director

/s/  Toni J. Gales    Secretary                 October 24, 2000
   Toni J. Gales

/s/  David Goldstein  Director                  October 24, 2000
   David Goldstein

/s/  Meredith Russell Director                  October 24, 2000
   Meredith Russell

/s/  Paul McCann      Chief Financial Officer   October 24, 2000
    Paul McCann          Director

/s/  Don Karas        Executive Vice President  October 24, 2000
  Don Karas              Director

Exhibit 3.4

        CERTIFICATE OF AMENDMENT PURSUANT TO NRS 78.209 OF

                   ARTICLES OF INCORPORATION OF

                INTERNATIONAL SEMICONDUCTOR CORP.


     International Semiconductor Corporation, a corporation organized and existing under the laws of the State of Nevada (the
"Company"), does hereby certify that:

     The amendment set forth below to the Company's Articles of Incorporation was duly adopted in accordance with the provisions of the Nevada Revised Statutes Section 78.207 by unanimous vote of the Board of Directors of the Company and shall be effective upon filing.

     Article FOURTH is amended by the addition of the following provision:

     Simultaneously with the effective date of this amendment (the "Effective Date"), each share of the Company's Common Stock, par value $0.001 per share, issued and outstanding immediately prior to the Effective Date (the "Old Common Stock") shall automatically and without any action on the part of the record holder thereof be reclassified as and changed into one-tenth (1/10) of a share (the "New Common Stock"), subject to the treatment of fractional share interests as described below. Each record holder of a certificate or certificates which immediately prior to the Effective Date represented outstanding shares of Old Common Stock (the "Old Certificates", whether one or more) shall be entitled to receive upon surrender of such Old Certificates to the Company's Exchange Agent for cancellation, a certificate or certificates (the "New Certificates", whether one or more) representing the number of whole shares of the New Common Stock into which and for which the shares of the Old Common Stock formerly represented by such Old Certificates so surrendered, are reclassified under the terms hereof. From and after the Effective Date, Old Certificates shall represent only the right to receive new Certificates pursuant to the provisions hereof. A record holder of Old Certificates shall receive, in lieu of any fraction of a share of New Common Stock to which the record holder would otherwise be entitled, one full share. If more than one Old Certificate shall be surrendered at one time for the account of the same record stockholder, the number of full shares of New Common Stock for which new Certificates shall be issued shall be computed on the basis of the aggregate number of shares represented by the Old Certificates so surrendered. In the event that the Company's Exchange Agent determines that a record holder of Old Certificates has not tendered all of his certificates for exchange, the Exchange Agent shall carry forward any fractional share until all certificates of that record holder have been presented for exchange such that issuance for fractional shares to any one person shall not exceed one full share. If any new Certificate is to be issued in the name other than that in which the Old



     Certificates surrendered for exchange are issued, the Old Certificates so surrendered shall be properly endorsed and otherwise in proper form for transfer, and the person or persons requesting such exchange shall affix any requisite stock transfer tax stamps to the Old Certificates surrendered, or provide funds for their purchase, or establish to the satisfaction of the exchange Agent that such taxes are not payable. From and after the Effective Date the amount which the shares of the Old Common Stock are reclassified under the terms hereof shall be the same as the amount of capital represented by the shares of Old Common Stock so reclassified, until thereafter reduced or increased in accordance with applicable law.

     IN WITNESS WHEREOF, International Semiconductor Corporation has caused this Certificate to be signed and attested by its duly authorized officers, this 4th day of March, 1999.


                    INTERNATIONAL SEMICONDUCTOR CORPORATION


                    By:___________________________________
                         Robert M. Terry, President


ATTEST:


By:______________________________
     Christopher Dieterich
     Assistant Secretary

Exhibit 3.5

                     CERTIFICATE OF AMENDMENT

                                OF

                    ARTICLES OF INCORPORATION

                                OF

                INTERNATIONAL SEMICONDUCTOR, INC.


     The undersigned, being the President and Secretary of International Semiconductor, Inc., a Nevada corporation, hereby certify:

     That the Board of Directors at a meeting held on August 24, 1999, adopted a resolution to amend the Articles of Incorporation as follows:

     ARTICLE ONE of the existing Articles of Incorporation, filed
August 8, 1999, is amended to read as follows:

     "The name of the corporation is SEMCOLABS, INC."

     ARTICLE FOUR of the existing Articles of Incorporation filed on August 8, 1999, is amended to read as follows:

     The total authorized shares of capital stock of the corporation shall be 50,000,000 shares of common stock at $0.001 par value per share. The capital stock, after the amount of the subscription price is paid in, shall be and remain non-assessable. The private property of the stockholders shall not be liable for the debts or liabilities of the corporation.

The number of shares of the corporation outstanding and entitled to vote on an amendment to the Articles of Incorporation is 22,001,344; that the amendment has been consented to and approved by a majority vote of the stockholders holding at least a majority of each class of stock outstanding and entitled to vote thereon.


                                        ______________________
                                         Gary Kaplan, President

                                        ______________________
                                         Gary Rosen, Secretary

Exhibit 3.6

                     CERTIFICATE OF AMENDMENT

                                OF

                    ARTICLES OF INCORPORATION

                                OF

                         SEMCOLABS, INC.


     The undersigned, being the President and Secretary of SemcoLABS, Inc., a Nevada corporation, hereby certify:

     That the Board of Directors at a meeting held on April 3, 2000, adopted a resolution to amend the Articles of Incorporation as follows:

     ARTICLE ONE of the existing Articles of Incorporation, filed
September 28, 1999, is amended to read as follows:


     "The name of the corporation is SANITARY ENVIRONMENTAL
     MONITORING LABS, INC."


The number of shares of the corporation outstanding and entitled to vote on an amendment to the Articles of Incorporation is 9,401,344; that the amendment has been consented to and approved by a majority vote of the stockholders holding at least a majority of each class of stock outstanding and entitled to vote thereon.


                                     ____________________________
                                     Thomas E. Hanson, President

                                     ____________________________
                                     Toni Gales, Secretary

Exhibit 10.8

                 CORPORATE COMBINATION AGREEMENT


     This agreement and plan of Merger (the "Agreement") effective February 10, 2000, is by and between SemcoLABS, Inc. (formerly International Semiconductor Corp., a Nevada corporation ("SLBI")), having its principal offices at 11300 W. Olympic Boulevard, Suite 800, Los Angeles, California 90064 and the shareholders of Semco BioVision, Inc., a Florida corporation ("BioVision"), all of which are listed on Exhibit A (the "Shareholders") to this Agreement, and BioVision as an entity.

                            RECITALS:

     A. SLBI desires to acquire all of the issued and outstanding capital stock of BioVision and the Shareholders of BioVision desire to exchange the assets listed on Exhibit A for shares of SLBI's authorized but unissued shares of stock as hereinafter provided.

     B. It is the intention of the parties hereto that: (i) SLBI shall acquire all of the scheduled assets identified on Exhibit A in exchange solely for the number of shares of SLBI's authorized but unissued shares of Common Stock, par value $.001 ("Common Stock"), set forth below (the "Exchange"); (ii) the Exchange shall qualify as a tax free reorganization under Section 368(a)(1)(E) of the Internal Revenue Code of 1986, as amended, and related sections thereunder; and (iii) the Exchange shall qualify as a transaction in securities exempt from registration or qualification under the Securities Act of 1933, as amended, and under the applicable securities laws of each state or jurisdiction where the Shareholders reside.

     C. The board of directors of SLBI deems it to be in the best interest of SLBI and its shareholders to acquire all of the assets listed on Exhibit A.

     D. The board of directors of BioVision and its Shareholders deem it to be in the best interest of BioVision shareholders to exchange the shares of BioVision Exhibit A assets for shares of SLBI, authorized but unissued, as hereinafter provided.

     NOW, THEREFORE, in consideration of the mutual covenants, agreements, representations and warranties contained in this Agreement, the parties hereto agree as follows:

SECTION 1.  EXCHANGE OF SHARES

     1.1 Exchange of Shares. SLBI and the Shareholders of BioVision hereby agree that the Shareholders shall, on the Closing Date (as hereinafter defined), exchange all of the issued and outstanding shares of BioVision for 2,650,000 shares of SLBI, which will be restricted against resale for a period in compliance with Rule 144. The number of shares of BioVision capital stock owned by each Shareholder and the number of shares of SLBI Common Stock which each will receive in the Exchange are set forth in Exhibit A hereto.

     1.2 Delivery of Shares. On the Closing Date, the Shareholders will deliver to SLBI title documents, as necessary, to effect the transfer of assets and the certificates representing the Shares, duly endorsed (or with executed stock powers) so as to make SLBI the sole owner thereof. Simultaneously, SLBI will deliver certificates representing the SLBI Shares to the Shareholders subject to certain conditions as set forth in Section 8 of this Agreement. The Exchange shall not be effected unless a minimum of ninety (90%) percent of BioVision outstanding shares of capital stock are delivered to SLBI on the Closing Date (as is more fully set forth in Section 8 of this Agreement).

     1.3 Investment Intent. The SLBI Shares have not been registered under the Securities Act of 1933, as amended (the "Act"), and may not be resold unless the SLBI Shares are registered under the Act or an exemption from such registration is available. The Shareholders represent and warrant that each of them is acquiring the SLBI Shares for his own account, for investment, and not with a view to the sale or distribution of the SLBI shares. Each certificate representing the SLBI Shares will have a legend thereon incorporating language or substantially similar language, as follows:

     "The Shares represented by the certificate have not been registered under the Securities Act of 1933, as amended (the "Act"). The shares have been acquired for investment and may not be sold or transferred in the absence of an effective Registration Statement for the shares under the Act unless in the opinion of counsel satisfactory to the Company, registration is not required under the Act."

     1.4 Registration Rights and Agreements. The 2,650,000 Shares being issued to the Shareholders will carry "piggyback" registration rights, such that if any registration of SLBI stock occurs during the first year after Closing, then 20% of the Shares will be registered. If no such registration is filed during the first year, then 40% of the total number of Shares still held by BioVision Shareholders will be registered (or become unrestricted) during the ensuing year, solely for the benefit of the former BioVision Shareholders. During the second subsequent year, 60% of the unregistered, or restricted, shares of the Shareholders will be registered. In any year in which a registration statement is filed, BioVision Shareholders will have a percentage of their shares registered that is equal or greater than the registration of any other then-existing shareholders of SLBI. If any of the registrations are not timely accomplished, then the BioVision Shareholders may cause the registration to occur at SLBI expense.

SECTION 2. REPRESENTATIONS AND WARRANTIES OF BioVision

     BioVision hereby represents and warrants as follows:

     2.1 Organization and Good Standing: Ownership of Shares. BioVision is a corporation duly organized, validly existing and in good standing under the laws of the State of Florida. There are no outstanding subscriptions, rights, options, warrants or other agreements obligating BioVision to issue, sell or transfer any stock or other securities of BioVision except the warrants and options listed on Schedule 2.1 attached hereto and made a part hereof.

     2.2 Corporate Authority. BioVision has the corporate power to enter into this Agreement and to perform its respective obligations hereunder. The execution and delivery of this Agreement and the consummation of the transaction contemplated hereby have been duly authorized by the Board of Directors of BioVision. The execution and performance of this Agreement will not constitute a material breach of any agreement, indenture, mortgage, license or other instrument or document to which BioVision is a party and will not violate any judgment, decree, order, writ, rule, statute, or regulation applicable to BioVision or its properties. The execution and performance of this Agreement will not violate or conflict with any provision of the respective Certificate of Incorporation or by-laws of BioVision.

     2.3 Ownership of Shares. Except as set forth on Schedule 2.3, the Shareholders are the owners of record and beneficially of all of the issued and outstanding shares of capital stock of BioVision, which shares are free and clear of all rights, claims, liens and encumbrances, and have not been sold, pledged, assigned or otherwise transferred except pursuant to this Agreement. The shares represent all of the outstanding capital stock of BioVision.

     2.4 Financial Statements, Books and Records. Schedule 2.4 consists of the unaudited financial statements (balance sheet, income statement, notes) of BioVision as of December 31, 1999 (the "Financial Statements"). The Financial Statements fairly represent the financial position of BioVision as at such dates and the results of their operations for the periods then ended. The Financial Statements were prepared in accordance with generally accepted accounting principles applied on a consistent basis with prior periods except as otherwise stated therein. The books of account and other financial records of BioVision are in all respects complete and correct in all material respects and are maintained in accordance with good business and accounting practices.

     2.5 Access to Records. The corporate financial records, minute books and other documents and records of BioVision have been made available to SLBI prior to the Closing hereof.

     2.6 No Material Adverse Changes. Since July 31, 1999 there has not been:

               (i) any material adverse change in the financial position of BioVision except changes arising in the ordinary course of business, which changes will in no event materially and adversely affect the financial position of BioVision;

               (ii) any damage, destruction or loss materially affecting the assets, prospective business, operations or condition (financial or otherwise) of BioVision whether or not covered by insurance;

               (iii)     any declaration, setting aside or
          payment of any dividend or distribution with respect to any redemption or repurchase of BioVision capital stock;

               (iv) any sale of an asset (other than in the ordinary course of business) or any mortgage or pledge by BioVision of any properties or assets, other than as set forth in Section 2.13 below; or

               (v) adoption of any pension, profit sharing, retirement, stock bonus, stock option or similar plan or arrangement.

     2.7 Taxes. BioVision as of December 31, 1999, has filed all material tax, governmental and/or related forms and reports (or extensions thereof) due or required to be filed and has (or will have) paid or made adequate provisions for all taxes or assessments which had become due as of December 31, 1999, and there are no deficiency notices outstanding.

     2.8 Compliance with Laws. BioVision has complied with all federal, state, county and local laws, ordinances, regulations, inspections, orders, judgments, injunctions, awards or decrees applicable to it or its business which, if not complied with, would materially and adversely affect the business of BioVision.

     2.9 No Breach. The execution, delivery and performance of this Agreement and the consummation of the transactions contemplated hereby will not:

               (i) violate any provision of the Certificate of Incorporation or By-Laws of BioVision;

               (ii) violate, conflict with or result in the breach of any of the terms of, result in a material modification of, otherwise give any other contracting party the right to terminate, or constitute (or with notice or lapse of time, or both constitute) a default under any contract or other agreement to which BioVision is a party or by or to which it or any of its assets or properties may be bound or subject;

               (iii) violate any order, judgment, injunction, award or decree of any court, arbitrator or governmental or regulatory body against, or binding upon, BioVision or upon the properties or business of BioVision; or

               (iv) violate any statute, law or regulation of any jurisdiction applicable to the transactions contemplated herein which could have a materially adverse effect on the business or operations of BioVision.

     2.10 Actions and Proceedings. BioVision is not a party to any material pending litigation or, to its knowledge, any governmental investigation or proceeding not reflected in the BioVision Financial Statements, and to its best knowledge, no material litigation, claims, assessments or Non-governmental proceedings are threatened against BioVision except as set forth on Schedule 2.10 attached hereto and made a part hereof.

     2.11 Agreements. Schedule 2.11 sets forth any material contract or arrangement to which BioVision is a party or by or to which it or its assets, properties or business are bound or subject, whether written or oral.

     2.12 Brokers or Finders. No broker's or finder's fee will be payable by BioVision in connection with the transactions contemplated by this Agreement, nor will any such fee be incurred as a result of any actions by BioVision or any of its Shareholders, except as is listed on Schedule 2.12.

     2.13 Real Estate.  Except as set forth on Schedule 2.13,
BioVision owns no real property nor is a party to any leasehold agreement.

     2.14 Tangible Assets. BioVision has full title and interest in all machinery, equipment, furniture, leasehold improvements, fixtures, projects, owned or leased by BioVision, any related capitalized items or other tangible property material to the business of BioVision (the "Tangible Assets"), other than as set forth in Section 2.13. BioVision holds all rights, title and interest in all the Tangible Assets owned by it on the Balance Sheet or acquired by it after the date on the Balance Sheet free and clear of all liens, pledges, mortgages, security interests, conditional sales contracts or any other encumbrances. All of the Tangible Assets are in good operating condition and repair and are usable in the ordinary course of business of BioVision and conform to all applicable laws, ordinances and government orders, rules and regulations relating to their construction and operation, except as set forth on Schedule 2.14 hereto.

     2.15 Liabilities. BioVision did not have any direct or indirect indebtedness, liability, claim, loss, damage, deficiency, obligation or responsibility, known or unknown, fixed or unfixed, liquidated or unliquidated, secured or unsecured, accrued or absolute, contingent or otherwise, including, without limitation, any liability on account of taxes, any governmental charge or lawsuit (all of the foregoing collectively defined to as "Liabilities"), which are not fully, fairly and adequately reflected on the Financial Statement except for a specific Liabilities set forth on Schedule 2.15 attached hereto and made a part hereof. As of the date of Closing, BioVision will not have any Liabilities, other than Liabilities fully and adequately reflected on the Financial Statements except for Liabilities incurred in the ordinary course of business and as set forth in
Schedule 2.15. To the best knowledge of the Shareholders, there is no circumstance, condition, event or arrangement which may hereafter give rise to any Liabilities not in the ordinary course of business.

     2.16 Operations of BioVision. From the date of the Financial Statements through date of Closing, BioVision has not and will not have:

               (i)  incurred any indebtedness or borrowed money;

               (ii) declared or paid any dividend or declared or made any distribution of any kind to any shareholder, or made any direct or indirect redemption, retirement, purchase or other acquisition of any shares in its capital stock;

               (iii)     made any loan or advance to any
          shareholder, officer, director, employee, consultant, agent or other representative or made any other loan or advance otherwise than in the ordinary course of business.

               (iv) except in the ordinary course of business, incurred or assumed any indebtedness or liability
          (whether or not currently due and payable);

               (v) disposed of any assets of BioVision except in the ordinary course of business;

               (vi) materially increased the annual level of compensation of any executive employee of BioVision;

               (vii)     increased, terminated, amended or
          otherwise modified any plan for the benefit of employees of BioVision.

               (viii)    issued any equity securities or rights
          to acquire such equity securities; or

               (ix) except in the ordinary course of business, entered into or modified any contract, agreement or transaction.

     2.17 Capitalization. The authorized capital stock of BioVision consists of 1,000,000 shares of common stock, $0.01 par value, of which 265,000 shares are presently issued and outstanding. BioVision has not granted, issued or agreed to grant, issue or make any warrants, options, subscription rights or any other commitments of any character relating to the issued or unissued shares of capital stock of BioVision except as set forth on Schedule 2.1 attached hereto and made a part hereof. BioVision has no subsidiaries or other entities except as listed on Schedule 2.17 attached hereto, setting forth the shares or percentage interest owned by BioVision.

     2.18 Full Disclosure. No representation or warranty by BioVision in this Agreement or in any document or schedule to be delivered by them pursuant hereto, and no written statement, certificate or instrument furnished or to be furnished by BioVision pursuant hereto or in connection with the negotiation, execution or performance of this Agreement contains or will contain any untrue statement of a material fact or omits or will omit to state any fact necessary to make any statement herein or therein not materially misleading or necessary to a complete and correct presentation of all material aspects of the business of BioVision.


SECTION 3.  REPRESENTATIONS AND WARRANTIES OF SLBI

     SLBI hereby represents and warrants as follows:

     3.1 Organization and Good Standing. SLBI is a corporation duly organized, validly existing and in good standing under the laws of the State of Nevada. It has the corporate power to own its own property and to carry on its business as now being conducted and is duly qualified to do business in any jurisdiction where so required except where the failure to so qualify would have no material negative impact.

     3.2 Corporate Authority. SLBI has the corporate power to enter into this Agreement and to perform their respective obligations hereunder. The execution and delivery of this Agreement and the consummation of the transactions contemplated hereby have been duly authorized by the Board of Directors of SLBI and the shareholders as required by Nevada law. The execution and performance of this Agreement will not constitute a material breach of any agreement, indenture, mortgage, license or other instrument or document to which SLBI is a party and will not violate any judgment, decree, order, writ, rule, statute, or regulation applicable to SLBI or its properties. The execution and performance of this Agreement will not violate or conflict with any provision of the respective Articles of Incorporation or by-laws of SLBI.

     3.3 The SLBI Shares. As of the Closing Date, there are approximately 610 shareholders of record that are the owners of 2,751,344 shares of SLBI Common Stock, none of which owns in excess of 5% of the issued and outstanding shares, except as may be set forth on Schedule 3.3 attached hereto and made a part hereof. There are no outstanding warrants, issued stock options, stock rights or other commitments of any character relating to the issued or unissued shares of either Common Stock or Preferred Stock of SLBI, other than those which are set forth on Schedule
3.3 attached hereto. The SLBI shares on said schedule 3.3 represent all of the outstanding capital stock of SLBI.

     At the Closing, the SLBI Shares to be issued and delivered to the BioVision Shareholders hereunder will when so issued and delivered, constitute valid and legally issued shares of SLBI
Common Stock, fully paid and nonassessable.

     3.4 Financial Statement: Books and Records. Schedule 3.4 consists of the financial statements (balance sheet, income statement and Notes) of SLBI for the fiscal year ended December 31, 1996 and interim financial statements ended at September 30, 1996, and for the preceding 3-year period (collectively the "Financial Statements"). The Financial Statements fairly represent the financial position of SLBI as at such date and the results of their operations for the periods then ended. The Financial Statements were prepared in accordance with generally accepted accounting principles applied on a consistent basis with prior periods except as otherwise stated therein. The books of account and other financial records of SLBI are in all respects complete and correct in all material respects and are maintained in accordance with good business and accounting practices.

     3.5  No Material Adverse Changes.

     Since January 1, 1997, there has not been:

               (i) any material adverse changes in the financial position of SLBI except changes arising in the ordinary course of business, which changes will in no event materially and adversely affect the financial position of SLBI, and the past audit for the fiscal year ended December 31, 1996 will be consistent with the representations made by SLBI to BioVision.

               (ii) any damage, destruction or loss materially affecting the assets, prospective business, operations or condition (financial or otherwise) of SLBI whether or not covered by insurance;

               (iii) any declaration setting aside or payment of any dividend or distribution with respect to any redemption or repurchase of SLBI capital stock;

               (iv) any sale of an asset (other than in the ordinary course of business) or any mortgage pledge by SLBI of any properties or assets; or

               (v) adoption or modification of any pension, profit sharing, retirement, stock bonus, stock option or similar plan or arrangement.

               (vi) except in the ordinary course of business, incurred or assumed any indebtedness or liability, whether or not currently due and payable;

               (vii)     any loan or advance to any shareholder,
          officer, director, employee, consultant, agent or other representative or made any other loan or advance otherwise than in the ordinary course of business;

               (viii)    any material increase in the annual
          level of compensation of any executive employee of SLBI;

               (ix) except in the ordinary course of business, entered into or modified any contract, agreement or transaction, except as described in Schedule 3.5;

               (x) issued any equity securities or rights to acquire equity securities other than as set forth in
          Schedule 3.5.

     3.6 Taxes. SLBI has timely filed all material tax, governmental and/or related forms and reports (or extensions thereof) due or required to be filed and has paid or made adequate provisions for all taxes or assessments which have become due as of the Closing Date, and there are no deficiencies outstanding, and SLBI has a carry-forward tax loss in excess of $1,000,000.

     3.7 Compliance with Laws. SLBI has complied with all federal, state, county and local laws, ordinances, regulations, inspections, orders, judgments, injunctions, awards or decrees applicable to it or its business, which, if not complied with, would materially and adversely affect the business of SLBI or the trading market for the SLBI Shares and specifically, and to the best of its knowledge, SLBI complied with provisions for registration under the Securities Act of 1933 and all applicable blue sky laws in connection with its public stock filings, except for filings due since December 31, 1996, and there are no outstanding, pending or threatened stop orders or other actions or investigations relating thereto. SLBI must file its quarterly and annual reports through December 31, 1999 to return to its listing status on the OTC Bulletin Board.

     3.8 Actions and Proceedings. SLBI is not a party to any material pending litigation or, to its knowledge, any governmental proceedings are threatened against SLBI, except as set forth on Schedule 3.8 attached hereto and made a part hereof.

     3.9 Periodic Reports. SLBI has delivered to BioVision true and complete copies of all forms filed pursuant to SEC Rules and Regulations under the Securities Exchange Act of 1934, as amended, except that SLBI is not current in its filings and will have to become so during the ensuing 90 days following Closing. As of their respective dates, such reports and statements did not contain any untrue statement of a material fact or omit to state a material fact required to be stated therein or necessary to make the statements therein, in light of the circumstance under which they were made, not misleading. Schedule 3.9 sets forth all of the documentation of such reports SLBI has delivered to BioVision.

     3.10 Disclosure. SLBI has (and at the Closing it will have) disclosed in writing all events, conditions and facts materially affecting the business, financial conditions or results of operation of SLBI all of which have been set forth herein. SLBI has not now and will not have, at the Closing, withheld disclosure of any such events, conditions, and facts which they have knowledge of or have reasonable grounds to know may exist.

     3.11 Capitalization. The authorized Capital Stock of SLBI consists of 26,000,000 shares of Common Stock of which 2,751,344 shares of Common Stock are issued and outstanding.

     3.12 Access to Records. The corporate financial records, minute books, and other documents and records of SLBI have been made available to BioVision prior to the Closing hereof.

     3.13 No Breach. The execution, delivery and performance of this Agreement and the consummation of the transactions contemplated hereby will not:

               (i) violate any provision of the Articles of Incorporation or By-Laws of SLBI;

               (ii) violate, conflict with or result in the breach of any of the terms of, result in a material modification of, otherwise give any other contracting party the right to terminate, or constitute (or with notice or lapse of time or both constitute) a default under, any contract or other agreement to which SLBI is a party or by or to which it or any of its assets or properties may be bound or subject;

               (iii) violate any order, judgment, injunction, award or decree of any court, arbitrator or governmental or regulatory body against, or binding upon, SLBI or upon the securities, properties or business to SLBI; or

               (iv) violate any statute, law or regulation of any jurisdiction applicable to the transactions contemplated herein.

     3.14 Brokers or Finders. No broker's or finder's fee will be payable by SLBI in connection with the transactions contemplated by this Agreement, nor will any such fee be incurred as a result of any actions of SLBI.

     3.15 OTC Bulletin Board. SLBI shares are listed on the OTC "Pink Sheets" under the symbol "SLBI". No representation is being made by SLBI of any value as to the trading of the shares of SLBI. At the Closing Date, and thereafter until such time as SLBI becomes a current reporting company, SLBI's Rule 15(c)2-11 documentation and reports required to be filed with the SEC as discussed above, will be non-current, which exception shall be permitted, with the representation that SLBI will become current within 60 days at no expense to the current corporation after the merger.

     3.16 Authority to Execute and Perform Agreements. SLBI has the full legal right and power and all authority and approval required to enter into, execute and deliver this Agreement and to perform fully its obligations hereunder. This Agreement has been duly executed and delivered and is the valid and binding obligation of SLBI enforceable in accordance with its terms, except as may be limited by bankruptcy, moratorium, insolvency or other similar laws generally affecting the enforcement of creditors' rights. The execution and delivery of this Agreement and the consummation of the transactions contemplated hereby and the performance by SLBI of this Agreement, in accordance with its respective terms and conditions will not:

               (i)  require the approval or consent of any
          governmental or regulatory body or the approval or consent of any other person;

               (ii) conflict with or result in any breach or violation of any of the terms and conditions of, or constitute (or with any notice or lapse of time or both would constitute) a default under, any order, judgment or decree applicable to SLBI, or any instrument, contract or other agreement to which SLBI is a party or by or to which SLBI is bound or subject; or

               (iii)     result in the creation of any lien or
          other encumbrance on the assets or properties of SLBI.

     3.17 Full Disclosure. No representation or warranty by SLBI in this Agreement or in any document or schedule to be delivered by them pursuant hereto, and no written statement, certificate or instrument furnished or to be furnished by SLBI pursuant hereto or in connection with the negotiation, execution or performance of this Agreement contains or will contain any untrue statement of a material fact or omits or will omit to state any fact necessary to make any statement herein or therein not materially misleading or necessary to complete and correct presentation of all material aspects of the business of SLBI.


SECTION 4.  CONDITIONS PRECEDENT

     4.1 Conditions Precedent to the Obligation of BioVision and its Shareholders. All obligations of BioVision and its Shareholders under this Agreement are subject to the fulfillment, prior to or as of the Closing Date, as indicated below, of each of the following conditions:

               (a) The representations and warranties by or on behalf of SLBI contained in this Agreement or in any certificate or document delivered pursuant to the provisions hereof shall be true in all material respects at and as of Closing Date as though such representations and warranties were made at and as of such time.

               (b) SLBI shall have performed and complied in all material respects, with all covenants, agreements, and conditions set forth in, and shall have executed and delivered all documents required by this Agreement to be performed or complied with or executed and delivered by them prior to or at the Closing.

               (c)  On or before the Closing, the Board of
          Directors and the shareholders of SLBI shall have approved, in accordance with Nevada law, the execution, delivery and performance of this Agreement and the consummation of the transaction contemplated herein and authorized all of the necessary and proper action to enable SLBI to comply with the terms of the Agreement.

               (d) The Exchange shall be permitted by Nevada law and SLBI shall have sufficient shares of SLBI Common
          Stock authorized to complete the Exchange.

               (e) At the Closing, all instruments and documents delivered to BioVision and the Shareholders pursuant to provisions hereof shall be reasonably satisfactory to legal counsel for BioVision.

               (f)  SLBI shall have issued to BioVision
          shareholders 2,650,000 shares of its restricted common stock.

               (g) The shares of restricted SLBI Common Stock to be issued to the Shareholders of BioVision at Closing will be validly issued, nonassessable and fully paid under Nevada corporation law and will be issued in a non-public offering and isolated transaction in compliance with all federal and state securities laws, bearing a restrictive legend, as is more fully set forth above.

               (h) This transaction must have been approved by BioVision.


     4.2  Conditions Precedent to the Obligations of SLBI and
SLBI Shareholders. All obligations of SLBI under this Agreement are subject to the fulfillment, prior to or at Closing, of each of the following conditions:

               (a)  The representations and warranties by
          BioVision and its Shareholders, contained in this Agreement or in any certificate or document delivered pursuant to the provisions hereof shall be true in all material respects at and as of the Closing as though such representations and warranties were made at and as of such time;

               (b) BioVision and its Shareholders shall have performed and complied with, in all material respects, with all covenants, agreements, and conditions set forth in, and shall have executed and delivered all documents required by this Agreement to be performed or complied or executed and delivered by them prior to or at the Closing;



SECTION 5.  COVENANTS

     5.1 Corporate Examinations and Investigations. Prior to the Closing Date, the parties acknowledge that they have been entitled, through their employees and representatives, to make such investigation of the assets, properties, business and operations, books, records and financial condition of the other as they each may reasonably require. No investigations, by a party hereto shall, however, diminish or waive any of the representations, warranties, covenants or agreements of the party under this Agreement.

     5.2 Further Assurances. The parties shall execute such documents and other papers and take such further actions as may be reasonably required or desirable to carry out the provisions hereof and the transactions contemplated hereby. Each such party shall use its best efforts to fulfill or obtain the fulfillment of the conditions to the Closing, including, without limitation, the execution and delivery of any documents or other papers, the execution and delivery of which are necessary or appropriate to the Closing.

     5.3 Confidentiality. In the event the transactions contemplated by this Agreement are not consummated, SLBI, BioVision and the Shareholders agree to keep confidential any information disclosed to each other in connection therewith for a period of three (3) years from the date hereof; provided, however, such obligation shall not apply to information which:

               (i) at the time of the disclosure was public knowledge;

               (ii) after the time of disclosure becomes public knowledge (except due to the action of the receiving party); or

               (iii)     the receiving party had within its
          possession at the time of disclosure.

               (iv) is ordered disclosed by a Court of proper jurisdiction.

     5.4 Stock Certificates. At the Closing, the Shareholders shall have delivered the certificates representing the Shares duly endorsed (or with executed stock powers) so as to make SLBI the sole owner thereof. At such Closing, SLBI shall issue to the Shareholders the SLBI Shares.


SECTION 6.  SURVIVAL OF REPRESENTATIONS AND WARRANTIES OF
BioVision AND SLBI

     Notwithstanding any right of either party to investigate the affairs of the other party and its Shareholders, each party has the right to rely fully upon representations, warranties, covenants and agreements of the other party and its Shareholders contained in this Agreement or in any document delivered to one by the other or any of their representatives, in connection with the transactions contemplated by this Agreement. All such representations, warranties, covenants and agreements shall survive the execution and delivery hereof and the closing hereunder for 3 years following the Closing.


SECTION 7.  INDEMNIFICATION

     For a period of three (3) years from the Closing, BioVision and its Shareholders agree to indemnify and hold harmless SLBI, and SLBI agrees to indemnify and hold harmless BioVision, and its Shareholders, at all times after the date of this Agreement against and in respect of any liability, damage, or deficiency, all actions, suits, proceedings, demands, assessments, judgments, costs and expenses, including attorneys' fees, incident to any of the foregoing, resulting from any material misrepresentation made by any indemnifying party to an indemnified party, an indemnifying party's breach of covenant or warranty or an indemnifying party's nonfulfillment of any agreement hereunder, or from any material misrepresentation or omission from any certificate furnished or to be furnished hereunder.


SECTION 8.  DOCUMENTS AT CLOSING AND THE CLOSING

     8.1 Documents at Closing At the Closing, the following transactions shall occur, all of such transactions being deemed to occur simultaneously:

          (a) BioVision will deliver, or will cause to be delivered, to SLBI the following:

               (i) a certificate executed by the President and Secretary of BioVision to the effect that all representations and warranties made by BioVision under this Agreement are true and correct as of the Closing, the same as though originally given to SLBI on said date;

               (ii) a certificate from the State of Florida dated at or about the Closing to the effect that BioVision is in good standing under the laws of said State;

               (iii)     all other items, the delivery of which
          is a condition precedent to the obligations of SLBI, as set forth in Section 4.

               (iv) Stock certificates representing those shares of BioVision to be exchanged for SLBI Shares will be delivered.


          (b) SLBI will deliver or cause to be delivered to BioVision and the BioVision Shareholders:

               (i) stock certificates representing those shares of SLBI Shares to be issued as a part of the Exchange as described in Section I hereof;

               (ii) certified copies of resolutions by SLBI Board of Directors authorizing this transaction; and an opinion of SLBI counsel as described in Section 4 above;

               (iii)     all other items, the delivery of which
          is a condition precedent to the obligations of BioVision, as set forth in Section 4 hereof.

     8.2 The Closing. The Closing shall take place at the conclusion of the Escrow or at such other later time or place as may be agreed upon by the parties hereto. At the Closing, the parties shall provide each other with such documents as may be necessary.


SECTION 9.  MISCELLANEOUS

     9. 1 Waivers. The waiver of a breach of this Agreement or the failure of any party hereto to exercise any right under this Agreement shall in no way constitute waiver as to future breach whether similar or dissimilar in nature or as to the exercise of any further right under this Agreement.

     9.2 Amendment. This Agreement may be amended or modified only by an instrument of equal formality signed by the parties or the duly authorized representatives of the respective parties.

     9.3 Assignment. This Agreement is not assignable except by operation of law.

     9.4 Notice. Until otherwise specified in writing, the mailing addresses and fax numbers of the parties of this Agreement shall be as follows:

          To: SLBI:

               Robert M. Terry, c/o Dieterich & Associates
               11300 West Olympic Boulevard, Suite 800
               Los Angeles, California 90064

          To: BioVision:

               Gary Rosen, Vice-President
               8814 Sonoma Lake Road
               Boca Raton, Florida 33434

Any notice or statement given under this Agreement shall be deemed to have been given if sent by registered mail addressed to the other party at the address indicated above or at such other address which shall have been furnished in writing to the addressor.

     9.5 Governing Law. This Agreement shall be construed, and the legal relations be the parties determined, in accordance with the laws of the State of Nevada, thereby precluding any choice of law rules which may direct the application of the laws of any other jurisdiction.

     9.6  Arbitration.

          (a) All disputes and differences arising in connection with or relating to the provisions of this Agreement, including what constitutes a dispute or difference, shall be settled and finally determined by arbitration unless agreement in writing has been reached between the parties within ninety (90) days after either party shall have given written notice to the other party of the existence of a dispute or difference which it desires to have arbitrated. Such notice shall state the point or points in dispute.

          (b) Arbitration shall be conducted in Los Angeles, CA, in accordance with the rules of the American Arbitration Association augmented by the rights of Civil Discovery included in the Federal Rules of Civil Procedure by three
     (3) arbitrators, one of whom shall be selected by SLBI, one by BioVision, and a Chairman of the Arbitration Court selected by the two arbitrators so selected. The applicable law shall be as provided above. Each party shall notify the other party of the arbitrator selected by it within sixty
     (60) days of the giving of written notice referred to above. In the event that the two arbitrators selected by the parties are unable to reach agreement as to the third arbitrator, the third arbitrator shall be selected by the American Arbitration Association. Arbitration shall be held in the jurisdiction of the party against which or whom the arbitration is instituted. Each party shall be given the opportunity to present to the arbitrators its evidence, witnesses and arguments, and the right to be represented by counsel of its selection when the other party be represented by counsel, of its selection when the other party presents its evidence, witnesses and arguments. In the event one of the parties shall fail, after reasonable notice, to appear and participate in the arbitration proceedings as normally interpreted by the above-mentioned rules, the arbitrators shall be entitled to make their decision and award on the basis of evidence, witnesses and arguments presented by the party appearing.

          (c) The decision and the award of the arbitrators shall be in writing and shall be final and binding upon the parties hereto. Judgment upon the award rendered my be entered in any court having jurisdiction thereof, or application may be made to such court for a judicial acceptance of the award and an order of enforcement, as the case may be. The expenses of arbitration shall be borne n accordance with the determination of the arbitrators with respect thereto. Pending decision by the arbitrators with respect to the dispute or difference undergoing arbitration, all other obligations of the parties hereto shall continue as stipulated herein, and all monies not directly involved in such dispute or difference shall be paid when due. All parties will have the right to appeal as if the award had been rendered in Federal District Court.

     9.7 Publicity. No publicity release or announcement concerning this Agreement or the transactions contemplated hereby shall be issued by either party hereto at any time from the signing hereof without advance approval in writing of the form and substance by the other party.

     9.8 Entire Agreement. This Agreement (including the Exhibits and Schedules to be attached hereto) and the collateral agreements executed in connection with the consummation of the transactions contemplated herein contain the entire agreement among the parties with respect to the exchange and issuance of the Shares and the SLBI Shares and related transactions, and supersede all prior agreements, written or oral, with respect thereto.

     9.9 Headings. The headings in this Agreement are for reference purposes only and shall not in any way affect the meaning or interpretation of this Agreement.

     9.10 Severability of Provisions. The invalidity or unenforceability of any term, phrase, clause, paragraph, restriction, covenant, agreement or provision of this Agreement shall in no way affect the validity or enforcement of any other provision or any part thereof.

     9.11 Counterparts. This Agreement may be executed in any number of counterparts, each of which when so executed, shall constitute an original copy hereof, but all of which together shall consider but one and the same document.

     9.12 Binding Effect. This Agreement shall be binding upon the parties hereto and inure to the benefit of the parties, their respective heirs, administrators, executors, successors and assigns.

     9.13 Press Releases. The parties will mutually agree as to the wording and timing of any informational releases concerning this transaction prior to and through Closing.


     IN WITNESS WHEREOF, the parties have executed this Agreement on the date first above written.

                              SemcoLABS, Inc.
                              an Nevada corporation

                              By: __________________________
                                   Robert M. Terry
                                   Chairman



                              Semco BioVision, Inc.
                              a Florida corporation

                              By: __________________________
                                   Gary Rosen, COO

                           EXHIBIT "A"

                  LIST OF BioVision SHAREHOLDERS

SCHEDULES

     BioVision Schedules

2.1  BioVision Warrants and Options currently in existence:  None

2.4  BioVision Financial Statements; unaudited and accepted 31 Dec
     99

2.10 BioVision Claims, Litigation, Government actions pending:
     None

2.11 BioVision Significant contracts: US Patent Office trademark registrations (Serial Numbers 75-487303/304/305) giving the right to use of the name "SemcoLABS" in general trade dress in the United States

2.12 BioVision Brokers Agreements due by BioVision contract:  None

2.13 BioVision List of Real Estate Owned and List of Leases:  None

2.14 BioVision List of exceptions to the Tangible Assets on balance sheets: None

2.15 BioVision List of undisclosed Liabilities:  None

2.17 BioVision List of Subsidiaries:  None

     SLBI Schedules

3.3 SLBI list of 5% or greater shareholders, and outstanding warrants and options, plus notes: Tweed Investments
     (1,112,000), Lema Investments (268,000)

3.4  SLBI Financial Statements: None

3.5 List of transactions of SLBI for contracts and in which stock has been issued or committed: cancellation of legal fees for 150,000 shares

3.8 SLBI List of Pending Actions not disclosed in financial statements:

     Siegel vs. GAD and SLBI: estimated exposure of $30,000 maximum

3.9 SLBI list of periodic reports filed with SEC or Broker/Dealers

3.14 SLBI's list of brokers:  None

3.15 SLBI list of exceptions to any current SEC filings: Non-current after 3rd Quarter, 1996.

Exhibit 10.9

                  MONACO INVESTMENT GROUP, LTD.
               a Bahamian Limited Liability Company


                      DISTRIBUTOR AGREEMENT

     THIS DISTRIBUTOR AGREEMENT ("Agreement") is made by and between MONACO INVESTMENT GROUP, LTD., a Bahamian limited liability company ("Monaco"), and Sanitary Environmental Monitoring Labs, Inc. (formerly SemcoLABS, Inc.), a Florida corporation ("Distributor" or "Sub-Licensee").

     WHEREAS, Monaco is engaged in the business of importing from Merck KGaA, Darmstadt, Germany, certain laboratory chemical products, including the HY-LiTE hygiene monitoring system; and

     WHEREAS, the Distributor is engaged in the business of selling goods and services for food preparation sanitation monitoring and auditing to the retail food industry.

     NOW THEREFORE, in consideration of the foregoing promises and the mutual covenants hereinafter expressed, the parties hereto agree as follows:


1. DEFINITIONS

For purposes of this Agreement, the following words and terms shall have the meaning set forth below:

1.1 "Area" shall mean the United States of America, its territories and possessions.

1.2 "Effective Date" shall mean the date upon which this Agreement is executed by Monaco.

1.3 "Field" shall mean the market defined as restaurant and retail food service vendors and providers such as schools, military bases, nursing homes, hotels, rest homes, cruise ships and prisons. "Field" specifically does not include the food, beverage processing, drinking water, water cooling and/or water processing markets.

1.4  "Products" shall mean those products specified in Schedule
1.4.

1.5 "Termination Date" shall mean the date upon which this Agreement is cancelled or terminated, as provided in Sections 15 or 16 herein.


2. GRANT OF DISTRIBUTORSHIP

2.1 Exclusive Distributorship. Upon the terms and conditions set forth herein, subject to Sections 2.3 and 2.4 below, Monaco appoints Distributor as the exclusive distributor for the sale and promotion of Products solely within the Area and solely to the Field and not for resale outside the Area or the Field. Distributor shall not appoint sub-distributors or agents hereunder without Monaco's prior written consent. Distributor shall not knowingly sell Products to any person for resale outside the Area or outside the Field.


2.2 Best Efforts. Distributor agrees to use its best efforts to enact and carry out a merchandising policy designed to preserve the goodwill that is presently associated with the name and reputation of Monaco and Products. Monaco agrees to use its best efforts to fill orders placed by Distributor; provided, however, it is understood that lead time will vary according to manufacturing and other conditions and that all delivery dates announced by Monaco are estimates.

2.3 Reserved Sales. Monaco reserves the right to make direct sales to customers within and outside the Area but outside the Field.

2.4 Area Annual Minimum Purchases. Distributor shall, each calendar year, purchase and pay for at least the minimum number of Products as provided by Distributor and specified below. In the event Distributor does not purchase and pay for the annual minimum amounts, Monaco shall have the right to terminate this Agreement effective the end of the first month next succeeding the year in which such minimum purchases were not made.

     2.4.1     Minimum Purchase Amount:

               Year 1   $115,200;
               Year 2   $384,000;
               Year 3   $768,000; and
               Year 4   $1,536,000

2.5 Distributor agrees to and shall not sell, market or distribute any competitive ATP bioluminescence instrument during the term or any renewal term of this Agreement.


       3. LIST PRICES OF PRODUCTS AND DISTRIBUTOR DISCOUNTS

3.1 Determination of Price. Products shall be sold to Distributor by Monaco at list prices less distributor discounts as are set forth in Schedule 1.4. Prices shall not include taxes, if any, which shall be payable by Distributor.

3.2 Current Price. Monaco reserves the right to at any time and from time to time change list prices and/or distributor discount upon reasonable advance notice to Distributor, which in any event need not be more than thirty (30) days .


4. PAYMENT FOR PRODUCTS

4.1 Terms of Payment. All payments due Monaco shall be made within thirty (30) days following the date of the invoice for the Products shipped. Payments not made when due shall bear a late charge of one and one-half percent (1.5%) per month on the overdue amount, which Distributor acknowledges constitutes a fee for the special handling of late payments and not a finance charge.

4.2 Limitation on Set-offs. No set-offs or deductions of any kind shall be made by Distributor on payments due Monaco, unless
Distributor has received from Monaco prior written authorization to make such set-offs or deductions.


5. ACCEPTANCE OF ORDERS AND SHIPMENT OF PRODUCTS

5.1 Acceptance. Monaco will not be bound by any order placed by Distributor for Products until such order has been accepted by the Monaco at its office in Nassau, Bahamas. No order having a total value of less than Three Hundred Dollars ($300.00) at Distributor's cost shall be entitled to acceptance. Upon acceptance by Monaco, each such order shall constitute a binding agreement of Distributor to purchase and make payment for Products specified on the order upon the terms and conditions of this Agreement. Monaco reserves the right to cancel any accepted order if, in the sole opinion of Monaco, the creditworthiness of Distributor is in any way impaired.

5.2 Inconsistent Terms in an Order. In the event any terms or conditions contained in any order by Distributor are inconsistent with the terms of this Agreement, such inconsistent order terms or conditions shall be null and void and shall not be binding on Monaco notwithstanding the acceptance of such order by Monaco.

5.3 Shipping of the Products. Monaco shall ship to Distributor Products set forth in an order accepted by Monaco within a reasonable time after acceptance by Monaco of such order. Delivery of all Products sold by Monaco to Distributor shall be f.o.b., Gibbstown, New Jersey. The method and route of shipment, unless previously agreed to in writing by the Monaco, shall be at the sole discretion of Monaco.

5.4    Return of Products.

  5.4.1 Nondefective Products. Distributor shall not return Products without prior written authorization of Monaco for such return. Distributor shall make such request for return of Products within thirty (30) days of the date of shipment of said Products to Distributor. If Monaco authorizes the return of Products, Monaco reserves the right to charge Distributor thirty percent (30%) of the invoice price as a restocking fee. Distributor shall bear all costs and expenses of returning Products and all risk of loss until returned Products are received at the address of Monaco set forth above, or at such other location as Monaco shall have designated for return. All returned Products must be received by Monaco in their original, unopened and completely resalable containers. Products without original markings and/or labels will not be accepted for return.

  5.4.2 Defective Products. Distributor may return defective Products to Monaco, at the expense of Monaco, upon receipt of written authorization of Monaco for such return. Distributor shall make such request for return of Products within thirty (30) days of date of shipment of Products or upon receipt of a Recall Notice from Monaco.


6. UNDERTAKINGS OF DISTRIBUTOR

6.1 Sale of Products. Distributor, for itself and its representatives and employees, shall:

  (i) conduct any and all sales activities in connection with Products in a lawful manner, consistent with the highest standards of fair trade, fair competition and business ethics;

  (ii) purchase exclusively from and through Monaco all Products sold by Monaco, Merck KGaA, Darmstadt, Germany or any
Merck KGaA affiliated company; and

  (iii) resell each Product offered for sale and bearing a designated registered trademark of Monaco and/or Merck KGaA without any change whatsoever in the original labeling and packaging including covering, removing, relabeling and repacking.

6.2 Marketing Efforts. Distributor will use its best efforts to diligently and faithfully develop demand for Products and to solicit purchases thereof so as to maintain a substantial and increasing volume of sales of Products. At all times hereunder, Distributor shall maintain adequate facilities and personnel to accomplish this purpose. Distributor will provide Monaco with current market information, including a quarterly list of all its customers of Products whether such Products have been sold, leased or provided without charge. Distributor will ensure that all Merck Product information, including availability and pricing, are accurately maintained on Distributor's order processing and fulfillment system and updated on a regular basis as notified by Monaco. Distributor acknowledges that the failure to consistently maintain accurate Product information in its order processing and fulfillment system constitutes a material breach of this Agreement.

6.3 Internet Website Link. Merck owns and operates an Internet website to provide customers with comprehensive information about its products, services and distribution outlets. If Distributor owns and/or operates its own Internet website, Distributor hereby grants to Monaco, and thereby, Merck, permission to link from any of Merck's Internet websites to the Internet website owned by or operated on behalf of Distributor and Monaco hereby grants to Distributor permission to link from any of Distributor's Internet websites to the Internet website owned by and operated on behalf of Merck through its license with Monaco.

6.4 Facility Standards. Distributor facilities wherein Product is handled and/or stored shall meet or exceed all local, national and/or appropriate chemical industry standards for the handling, storage and distribution of all types of reagent chemicals.

6.5 Resale Prices of the Products. Distributor shall, in its full and exclusive discretion, establish the prices at which it resells Products.

6.6 Change of Control. The continuing control and management of Distributor must at all times be acceptable to Monaco. In the event of a change in Distributor's ownership or control, or a change in the management, business structure or form of organization of Distributor, Distributor shall immediately provide Monaco with written notification of such change.


7. UNDERTAKINGS OF Monaco

7.1    Sales and Promotional Literature. Monaco will supply
Distributor, without charge, with reasonable quantities of Product sales literature and promotional material for use in the Area.

7.2 Conventions, Meetings and Workshops. Monaco will periodically exhibit Merck Products at conventions, meetings and workshops and will support the Distributor in the organization of Distributor's sales meeting.

7.3 Technical Service. Monaco will provide access to technical consulting service to support any uses of Products or to answer any questions and/or claims with respect to Products.


8. LIMITED WARRANTY AND EXCLUSIVE REMEDY

Monaco warrants that Products shall, at the time of delivery to Distributor, be free from defects in materials and workmanship and will conform to the specifications set forth on the Product label. Monaco's sole responsibility under this warranty shall be limited to the replacement, at Monaco's expense and complete discretion, of any Product not complying with this warranty. The foregoing warranty shall apply only if Monaco is notified by Distributor of any such alleged non-conformance therewith within ten (10) days after Distributor learns of the same. The foregoing warranty is expressly conditioned upon Products being used, operated, handled, shipped and maintained by Distributor in accordance with reasonable commercial practice and any specific Product labeling and is void as to any Product modified, altered or damaged by any person other than Monaco (unless done with Monaco's prior written consent). This warranty shall not be applicable to any Products which become defective through Distributor's negligence or through intentional acts.

EXCEPT FOR THE WARRANTY SET FORTH IN THIS SECTION 8, MONACO MAKES NO OTHER WARRANTY OF ANY KIND WITH REGARD TO PRODUCTS WHETHER EXPRESS, ARISING BY OPERATION OF LAW, OR IMPLIED BY COURSE OF DEALING, USAGE OR TRADE OR OTHERWISE, INCLUDING WITHOUT LIMITATION THE IMPLIED WARRANTIES OF MERCHANTABILITY AND FITNESS FOR A PARTICULAR PURPOSE. MONACO SHALL NOT IN ANY CIRCUMSTANCE BE LIABLE FOR INCIDENTAL, SPECIAL OR CONSEQUENTIAL DAMAGES.


9. PATENT CLAIMS

Distributor shall promptly notify Monaco in writing in the event Distributor is informed or has reason to believe that any third party is infringing a Merck patent covering Products, or any parts or components thereof, or otherwise copying, imitating or reproducing Products or any parts or components thereof.


10. PRODUCT LIABILITY CLAIMS

Distributor shall notify Monaco promptly (but no later than within five (5) business days) of any product liability claim or action brought with respect to Products.


11. CONFIDENTIAL INFORMATION

Distributor shall neither use nor disclose to any third party any confidential information concerning the business or Products of Monaco and Merck which Distributor may acquire while fulfilling its obligations under this Agreement (or under any prior agreements between Monaco and Distributor). Distributor shall take all necessary precautions to prevent any such disclosure by its employees, officers, directors and representatives. Distributor acknowledges that all right, title and interest in and to the aforesaid confidential information is vested in Monaco and that such information is the sole property of Monaco. For purposes of this Agreement, the term "confidential information" shall include, but not be limited to, trade secrets and unpatentable intellectual property.


12. USE OF NAME AND TRADEMARKS

12.1 Use of Name and Trademarks. During the term of this Agreement, Distributor may indicate, in signs, advertising, publicity of other sales, marketing media or materials, that it is an authorized dealer or distributor of Merck Products. However, Distributor shall not use the name, trademarks, trade names or logo which Merck and Monaco may at any time adopt, use or register ("Trademarks") in their own name, in any fictitious business name or otherwise to identify Distributor.

12.2 Merck's Exclusive Rights. Distributor acknowledges Merck's and Monaco's exclusive right, title and interest in and to any Trademarks and agrees that it will not at any time do or cause to be done any act or thing, directly or indirectly contesting or in any way impairing or tending to impair the owner's exclusive right, title or interest in any Trademark and the goodwill symbolized by it. Distributor specifically acknowledges that its distribution of any Products identified by any Trademark shall not create in Distributor any right, title or interest in the Trademark.

12.3 Proper Attribution. Distributor agrees that it will not use the Trademarks except in conjunction with the promotion or sales of Products. Any reference by the Distributor in advertising, catalogs, texts, etc., to a Product identified by a registered trademark shall include such identification by use of the registered trademark symbol and reference to the owner thereof as designated by the Merck and Monaco.

12.4 Notification of Infringement. Distributor shall promptly notify Monaco of any infringement, imitation, or illegal use or misuse of any Trademark which comes to Distributor's attention. Distributor further agrees and undertakes that Distributor shall not at any time take any action to prevent the infringement, imitation, or illegal use or misuse of any Trademark, it being acknowledged by Distributor that such action falls wholly within the authority of Merck as sole owner of the Trademarks.

12.5 Distributor Cooperation. Distributor shall fully cooperate and assist Monaco and Merck in connection with any matter pertaining to the protection of any Trademark, whether in the courts, administrative agencies or otherwise, and to give Monaco or its legal representatives access, under appropriate conditions of confidentiality, to all of Distributor's files, records and other information which may be relevant thereto.


13. INDEMNITY

13.1 Indemnification by Distributor. Distributor shall indemnify and hold harmless Monaco, Merck and their shareholders, officers, directors, employees and representatives against, and in respect of, any and all claims and damages of every kind for injury to or death of any person or persons and for damage to or loss of property, arising out of or attributed, directly or indirectly, to the conduct, operations or performance of Distributor. Distributor shall carry insurance with minimum limits of $1,000,000 for combined bodily injury and property damage with an acceptable insurance carrier providing that such insurance shall not be cancelled without at least thirty (30) days prior written notice to Monaco and Merck.

13.2 Indemnification by Monaco. Monaco shall indemnify and hold harmless Distributor and its shareholders, officers, directors, employees and representatives against, and in respect of, any and all claims, losses, expenses, costs, obligations and liabilities and damages of every kind arising out of any defects, failures or malfunctions of any Product, except those caused by Distributor or otherwise arising out of or attributed, directly or indirectly, to the conduct, operations, or performance of Distributor. Monaco agrees to provide pass-through indemnity from Merck, which will maintain products liability insurance containing a vendor's endorsement in favor of Distributor (as necessary) covering all products sold pursuant to the terms of this Agreement with minimum limits of $10,000,000 for combined bodily injury and property damage providing that such insurance shall not be cancelled without at least thirty (30) days prior written notice to Distributor.


14. INDEPENDENT CONTRACTOR RELATIONSHIP

Distributor shall be deemed to be an independent contractor with respect to all matters relating to this Agreement and shall bear all of its own expenses in connection with this Agreement. Distributor shall have no authority, whether express or implied, to assume or create any obligation on behalf of Monaco nor shall Distributor issue or cause to be issued any price quotations or draft any letters or documents under the name of Monaco, but rather shall use its own name for such purposes.

15. TERM AND CANCELLATION

15.1 Term. The term of this Agreement shall commence on the effective Date and shall continue in full force and effect for an initial term of four (4) years and shall thereafter be automatically renewed and continue in effect for successive renewal terms of two (2) years each unless one hundred and eighty
(180) days prior to the termination of the initial term of the Agreement or the renewal term thereof either party provides written notice to the other that it shall terminate this Agreement at the end of said initial term or renewal term.


16. TERMINATION

This Agreement shall be terminable or shall terminate if and when any of the following events occur:

16.1 Breach of Agreement by the Distributor. Monaco may terminate this Agreement immediately upon written notice to Distributor if Distributor fails to cure any and all breaches of its obligations hereunder within ten (10) days after delivery by Monaco and Distributor of written notice of such breach or breaches.

16.2 Bankruptcy or Cessation of Business. This Agreement shall terminate automatically upon cessation of business, election to dissolve, dissolution, insolvency, failure in business, commission of an act of bankruptcy, general assignment for the benefit of creditors, or filing of any petition in bankruptcy or for relief under the provisions of the bankruptcy laws, by or of Distributor.

16.3 Distributor's Failure to Make Timely Payments. Notwithstanding Section 4.1, Monaco may immediately terminate this Agreement upon the inability or failure of Distributor to make, when due, any payments in United States currency required herein, or any inability or prospective inability of Distributor to perform its obligations hereunder.

16.4 Merger, Consolidation or Change of Ownership. This Agreement may be terminated immediately, at the sole option of Monaco, in the event Distributor, without the prior written approval of Monaco, merges, consolidates or sells all or substantially all of its assets, or if there is a change in control of Distributor pursuant to Section 6.8 hereof.

16.5 Enactment of Laws Restricting Termination. Monaco may terminate this Agreement in the event that a law, decree or regulation is enacted or adopted by any governmental authority which would impair or restrict in any manner whatsoever the right of Monaco to terminate or elect not to renew this Agreement; provided, however, that such termination shall not take effect until the day prior to the effective date of the aforementioned law, decree or regulation.

16.6 Failure of Distributor to Achieve Minimum Annual Purchases. Monaco may terminate this Agreement upon thirty (30) days written notice to Distributor in the event that Distributor fails to purchase and pay for the annual minimum purchase quantities set forth in Section 2.4.


17. RIGHTS AND OBLIGATIONS UPON TERMINATION OR CANCELLATION

Upon the termination or cancellation of this Agreement:

17.1 Non-Liability of Monaco. Monaco shall not be liable for consequential damages of any kind, whether as a result of a loss by Distributor of present or prospective profits, anticipated sales, expenditures, investments, commitments made in connection with this Agreement, or on account of any other reason or cause whatsoever.

17.2 Obligations of Distributor. Distributor agrees to return to Monaco any unused sales literature and other such materials supplied to it by Monaco as well as any and all other supporting documents made available by Monaco to Distributor. Upon termination of this Agreement, the Distributor agrees to discontinue the use of the name and trademarks of Monaco and Merck KGaA, Darmstadt, Germany, except for the sale of the Products bearing said name or trademarks remaining in the Distributor's inventory.

17.3 Disposal of Products. Distributor shall follow any reasonable instructions from Monaco regarding the disposal of any remaining Products; provided, however, Monaco may, within a period of sixty (60) days following the Termination Date repurchase from Distributor any or all remaining salable Products as described under Return of Nondefective Products, Section5.4.1.

17.4 Continuing Obligations. Each party shall abide by and uphold any and all rights or obligations of the other accrued or existing as of the Termination Date.


18. MISCELLANEOUS

18.1 Force Majeure. Neither party shall be liable for any loss, damage, detention, delay or failure to perform in whole or in part, resulting from causes beyond control of the party, including, but not limited to, fires, strikes, insurrections, riots, embargoes, shortages of motor vehicles, delays in transportation, inability to obtain supplies of raw materials, or requirements or regulations of the United States government or any other civil or military authority. In no event shall either party be liable for consequential damages.

18.2 Entire Agreement; Modification; Waiver. This Agreement constitutes the entire agreement between the parties with respect to the subject matter hereof and supersedes all prior and contemporaneous agreements and understandings between them. No supplement, modification or amendment of this Agreement shall be binding unless executed in writing by all the parties. No waiver of any of the provisions of this Agreement shall be deemed, or shall constitute, a waiver of any other provision, whether or not similar, nor shall any waiver constitute a continuing waiver. No waiver shall be binding unless executed in writing by the party making the waiver.

18.3 Construction. The language of this Agreement and of each and every paragraph, term and/or provision of this Agreement shall, in all cases, for any and all purposes, and in any and all circumstances be construed as a whole, according to its meaning, not strictly for or against Distributor or Monaco, and with no regard whatsoever to the identity or status of any person or persons who drafted all or any portion of this Agreement.

18.4 Notices. All notices, requests, demands and other communications under this Agreement shall be in writing and shall be deemed to have been duly given on the date of delivery if delivered personally to the party to whom or which notice is to be given, or on the seventh (7th) day after mailing if mailed to the party to whom or which notice is to be given, by first class mail, registered or certified, postage prepaid, properly addressed to the party to receive the notice at the following address or at any other address given to the other party in the manner provided by this Section 18.4.

  If to Monaco:

       E. Dawson Roberts
       ROBERTS, HIGGS & COMPANY
       Magna Carta Court
       Parliament Street, P.O. Box N915
       Nassau, Bahamas

  With a copy to:

       Dieterich & Associates
       11300 West Olympic Boulevard, Suite 800
       Los Angeles, California 90064


  If to Distributor:

       Sanitary Environment Monitoring, Inc.
       9045 La Fontana Boulevard
       Boca Raton, FL  33434
       Attn.: President

If notice shall be sent by telefax or cable, a confirming copy of such telefax or cable shall be sent by mail to the addressee. Nothing contained herein shall justify or excuse failure to give oral notice for the purpose of informing the other party hereto when prompt notification is required, but, it is understood that such oral notice shall in no way satisfy the requirement of a written notice.

18.5 Severability. If any provision of this Agreement is determined to be invalid or unenforceable, the provision shall be deemed to be severable from the remainder of this Agreement and shall not cause the invalidity or unenforceability of the remainder of this Agreement.

18.6 Assignment. This Agreement constitutes a personal contract with Distributor. Distributor may not transfer or assign this Agreement or any part thereof without the prior written approval of Monaco. This Agreement shall be binding upon and shall inure to the benefit of Monaco and its successors and assigns, and shall be binding upon and inure to the benefit of Distributor and its permitted assignees.

18.7 Arbitration. Any controversy or claim arising out of or relating to this Agreement shall be submitted to arbitration in accordance with the Commercial Rules of the American Arbitration Association; provided, however, that this clause shall not be construed to limit or to preclude either party from bringing any action in any court of competent jurisdiction for injunctive or other provisional relief as necessary or appropriate. The arbitration shall be conducted either in Miami, Florida or Los Angeles, California, at the option of the initiating party. Any award or determination of the arbitration tribunal shall be final, nonappealable, and conclusive upon the parties, and judgment thereon may be entered by any court of competent jurisdiction.

18.8 Governing Law. This Agreement has been entered into in the State of Florida, and all questions with respect to the construction of this Agreement and the rights and liabilities of the parties shall be governed by the laws of the State of Florida, as between Monaco and Distributor, but under the laws of the State of New York for purposes of disputes with Merck or EM Science, without regard to New York choice-of-law principles.

18.9 Counterparts. This Agreement may be executed in one or more counterparts, each of which shall be deemed an original, but all of which together shall constitute one and the same instrument.

18.10 Captions. The captions of the sections and subsidiary sections of this Agreement are included for reference purposes only and are not intended to be a part of the Agreement or in any way to define, limit or describe the scope or intent of the particular provision to which they refer.

  INTENDING TO BE LEGALLY BOUND, Monaco and Distributor have executed this Agreement as of the date first written above.


MONACO INVESTMENT          SANITARY ENVIRONMENTAL
GROUP, LTD.                MONITORING, INC.

By: ___________________________ By: __________________________


Title: ________________________      Title:
_______________________


Date: ________________________  Date: ________________________

                    SCHEDULE 1.4 - PRODUCTS

       Product Description      Distributor Pricing


       HY-LiTE 2 Instrument     $4,000.00 per instrument
       Refill Pack              $375.00 per pack
       Pens Only                $300.00 per pack

Exhibit 10.10

                      SUBSCRIPTION AGREEMENT
                             (Shares)
                    Accredited Investors Only

           SANITARY ENVIRONMENTAL MONITORING LABS, INC.
                    (formerly SEMCOLABS, INC.)


SHARE INTERESTS IN SANITARY ENVIRONMENTAL MONITORING LABS, INC. (FORMERLY SEMCOLABS, INC.), A NEVADA CORPORATION, HAVE NOT BEEN REGISTERED UNDER THE SECURITIES ACT OF 1933, AS AMENDED, IN RELIANCE UPON EXEMPTION FROM REGISTRATION PROVIDED BY SECTION 4(2) AND RULE 506 OF THAT ACT. FURTHER, THE INTERESTS ARE BEING SOLD PURSUANT TO REGISTRATION OR EXEMPTIONS IN VARIOUS STATES IN WHICH THEY ARE BEING OFFERED AND MAY BE SUBJECT TO ADDITIONAL RESTRICTIONS ON TRANSFER IN SUCH JURISDICTIONS. THE INTERESTS CANNOT BE SOLD, TRANSFERRED, ASSIGNED OR OTHERWISE DISPOSED OF EXCEPT IN COMPLIANCE WITH THE RESTRICTIONS ON TRANSFERABILITY CONTAINED IN THE SHARE PURCHASE AGREEMENT, AND APPLICABLE FEDERAL AND STATE SECURITIES LAWS AND WILL NOT BE TRANSFERRED OF RECORD EXCEPT IN COMPLIANCE WITH THE SUCH LAWS.


              To be Fully Completed By Shareholders
                      Along With Appendices

  If and when accepted by Sanitary Environmental Monitoring
Labs, Inc. ("SEMCOLABS" or the "Company"), this Subscription Agreement and the attached and incorporated "Deal Memorandum" shall constitute a subscription for Five Hundred Thousand Dollars ($500,000) in the form of $150,000 in cash purchase, and $350,000 in note purchase, of the common stock of the Company (the "Shares"), for the purchase price of $0.25 per share, and equivalent rights for Subscriber on the note, at $0.25 per share, payment therefor to occur within 75 days of delivery of the note by Subscriber to the Company. Each part of this Subscription Agreement must be completed by the subscriber and, by his execution below, he acknowledges that he understands that the Company is relying upon the accuracy and completeness of this document in complying with his obligations under applicable securities laws.

  1. Method of Subscription: The undersigned hereby subscribes for 2,000,000 Shares, at a price of $0.25 per Share issued by Sanitary Environmental Monitoring Labs, Inc., a Nevada corporation ("Semco"), representing a cumulative offering of $500,000, payable $150,000 in cash and $350,000 by secured promissory note.

  The undersigned understands that before his subscription for Shares will be accepted, he must have completed, executed, acknowledged, sworn to (where required) and returned to the Company, the following:

  a.   This Subscription Agreement;

  b.   The Purchaser Representative Affidavit, if applicable
       (available on request).

  c.   Cash or check payable to the order of "SEMCOLABS, INC."
       in the amount of $150,000, and execution of a Note for $350,000 to Sanitary Environmental Monitoring Labs,
       Inc., payable 75 days after tender of the Note.

  The undersigned further agrees that this subscription is and shall be irrevocable, but the obligations hereunder will terminate if this subscription is not accepted by the Company in whole or in part, by the Closing Date. The Closing Date is June 23, 2000 (unless extended by the Company to June 30, 2000).

  2. Acceptance by Company: The undersigned understands that the Company will notify him whether the subscription has been accepted, or rejected, in whole or in part, within one (1) day after delivery to the Company or the Closing Date, whichever is later. If this subscription is rejected by the Company, all funds and documents tendered by the undersigned shall be returned promptly, without interest or deduction. It is understood that the Company shall have the sole discretion of determining which of the subscriptions should be rejected.

  3. Receipt and Review of Materials: The undersigned acknowledges that he has been furnished and has carefully read the current SEC filings of the Company, provided to subscriber's counsel and/or agents, relating to the Company and the documents attached as exhibits. The undersigned understands that:

       (a) The Company has a limited financial and operating history, and no long-term history as a profitable enterprise.

       (b) There are potential risks incident to the ownership of Shares in the Company, such investment is speculative and involves a possible loss by the undersigned of his investment in the Company.

       (c) No federal or state agency has passed upon the Shares or made any finding or determination concerning the fairness of this investment and the terms of the offering may not conform to the guidelines of certain state securities administrators.

       (d) There can be no assurance that the Internal Revenue Code or the Regulations promulgated thereunder will not be amended in a manner that would deprive the Company or its investors of any tax treatment the Shareholder believes will be derived from investment in the Company's Shares.

       (e) The books and records of the Company will be reasonably available for inspection by the undersigned and/or his investment advisors, if any, at the Company's place of business, although the Company is over 3 years behind in its SEC filings.

  4. Independent Advice: The undersigned acknowledges that they have been advised to consult their own attorney concerning the Company and to consult with independent tax counsel regarding the tax consequences of an investment in Shares of the Company.

  5. Limitation on Transfer of Shares: The undersigned understands that an investment in the Company has certain limitations that may restrict transfer. In particular, the undersigned recognizes and agrees that:

       (a) An investment in the Company Shares must be held at least one year.

       (b) Because of the restrictions described below, there is a lack of any market existing or to exist for these Shares and possible adverse tax consequences may result from a resale of Shares in the Company.

       (c) The undersigned's right to transfer the Shares will be subject to compliance with securities regulations promulgated by both state and federal governments.

       (d) Prior to any transfer or assignment of Shares becoming effective, the Company may require an opinion of counsel to the effect that such transfer or assignment will be made in compliance with applicable securities laws. Because the Shares have not been registered under the Securities Act of 1933, as amended, or the securities laws of any state, the undersigned must bear the economic risk of investment in the Shares for an indefinite period of time. Therefore, the Shares cannot be offered, sold, transferred, pledged or hypothecated to any person unless they are either subsequently registered under said Act or an exemption from such registration is available. Further, unless the Shares are registered under the securities act of the state in which offered and sold, the undersigned may not resell, hypothecate, transfer, assign or make any other disposition of said Shares except in a transaction exempt or excepted from the registration requirements of the securities act of such state, and the specific approval of securities regulators of such sales may be required in some states.

  6. Conflicts of Interest: The undersigned understands that certain conflicts of interest exist between the Company and certain of its officers and directors as a result of share holdings and hereby acknowledges, consents to and waives such conflicts of interest.

  7.   Representations of Subscriber:   The undersigned
represents and warrants that:

       (a) The undersigned is at least twenty-one (21) years of age, and is either (i) an "accredited investor" (as that term is defined in Rule 501 of Regulation D of the Securities and Exchange Commission), or (ii) has a net worth of at least five times the value of the Shares to be purchased (exclusive of home, furnishings and automobiles and without regard to the undersigned's investment in this offering) and had during the last taxable year and anticipates that he will have during the current taxable year gross income of at least $200,000. If a corporation, it is on a consolidated basis according to its most recent financial statement, within the above net worth standard, and if a partnership, each partner is within the above standards.

       (b) The undersigned has carefully reviewed and understands the risks of, and other considerations relating to, a purchase of Shares.

       (c) The undersigned, and their purchaser representatives and investment advisors, if any, have been furnished all materials relating to the Company and its proposed activities, the offering of Shares, and have been afforded the opportunity to obtain any additional information necessary to verify the accuracy of any representations or information.

       (d) The Company has answered all inquiries directed to it by the undersigned concerning the Company and its proposed activities, all matters relating to the technology license and the various underlying contracts and the offering and sale of the Shares.

       (e) Neither the undersigned nor their purchaser representatives and investment advisors, if any, have been furnished any offering literature other than the Company's operating and business documents and the undersigned and his purchaser representatives and investment advisors, if any, have relied only on the information contained in the such documents described in these subparagraphs (d) and (e), furnished or made available to them by the Company.

       (f) The undersigned is acquiring the Shares for their own account, as principal, for investment purposes only and not with a view to the resale or distribution of all or any part of such Shares, and he has no present intention, agreement or arrangement to divide their participation with others or to resell, assign, transfer or otherwise dispose of all or any part of such Shares unless and until they determine, at some future date, that changed circumstances, not contemplated by them at the time of their purchase, makes such disposition advisable.

       (g) The undersigned, if a corporation, partnership, trust or other form of business entity, is authorized and otherwise duly qualified to purchase and hold Shares in the Company; has obtained tax advice as it deems necessary; and such entity has its principal place of business as set forth herein and has not been formed for the specific purpose of acquiring Shares in the Company. (If the undersigned is one of the aforementioned entities, it hereby agrees to supply any additional written information that may be requested by the Company.)

       (h) The undersigned has adequate means of providing for their current needs and personal contingencies and does not contemplate a need for liquidity in this investment.

       (i) The undersigned has not distributed the offering materials (if any) to anyone other than a designated purchaser representative and no one except such purchaser representative has used the materials, and they have not made any copies thereof.

       (j) All of the information which is set forth below with respect to the undersigned is correct and complete as of the date hereof and, if there should be any material change in such information prior to the acceptance of this Subscription Agreement by the Company, the undersigned will immediately furnish the revised or corrected information to the Company.

   8. Agreement to be Bound by Terms and Conditions: The undersigned hereby adopts, accepts and agrees to be bound by all the terms and conditions of the offering made by the Company, and by all the terms and provisions of the Shares. Upon acceptance of this Subscription Agreement by the Company, the undersigned shall become a Shareholder for all purposes.

   9. Indemnity: The undersigned hereby agrees to indemnify the Company and hold the Company harmless from and against any and all liability, damage, cost or expense incurred on account of or arising out of:

       (a) Any inaccuracy in the Subscriber's declarations, representations, and warranties set forth in this Subscription Agreement;

       (b) The disposition of any of the Shares which Subscriber will receive, contrary to their declarations, representations and warranties set forth in this Subscription Agreement; and

       (c) Any action, suit or proceeding based upon (i) the claim that said declarations, representations, or warranties were inaccurate or misleading or otherwise cause for obtaining damages or redress from the Company; or (ii) the disposition of any of the Shares or any part thereof.

  10. Miscellaneous: The undersigned further understands, acknowledges and agrees that:

       (a) This Subscription Agreement is not transferrable or assignable by the undersigned.

       (b) This Subscription Agreement, upon acceptance by the Company, shall be binding upon the heirs, executors, administrators, successors and assigns of the undersigned.

       (c) If the undersigned is more than one person, the obligations of the undersigned shall be joint and several and the representations and warranties herein contained shall be deemed to be made by and be binding upon each such person and his heirs, executors, administrators, successors and assigns.

       (d) This Subscription Agreement shall be construed in accordance with and governed by the laws of the State of Nevada, except as to the manner in which the subscribing Share Holder elects to take title to Shares which shall be construed in accordance with the state of his principal residence.

       (e) This Subscription Agreement and the attached "Deal
  Memorandum" (with included promissory note and security instruments) constitute the entire agreement between the parties.

  11. Representations as to Investment Qualifications: The undersigned represents that they have such knowledge and experience in business and financial matters that they are capable of evaluating the Company and the proposed activities thereof, and the risks and merits of investment in the Shares, and of making an informed investment decision thereon, and have not consulted with others in connection with evaluating such risks and merits. The undersigned hereby further represents, by placing their initials in front of the applicable description:

  _________ (a) I am a natural person whose individual net worth, or joint net worth with his or her spouse, is in excess of $1,000,000. For purposes of this paragraph, "net worth" means the excess of total assets at fair market value including home and personal property, over total liabilities; or who had an individual income in excess of $200,000 or with his or her spouse had joint income in excess of $300,000 and each of the previous two years and who reasonably expects to have the same income level this year.

  _________ (b) A bank or savings and loan association acting in either its individual or a fiduciary capacity, any broker/dealer registered pursuant to Section 15 of the Securities Exchange Act of 1934, as amended, an insurance company, an investment company registered under the Investment Company Act of 1940 or a business development company as defined in that Act, a Small Business Investment Partnership licensed by the U.S. Small Business Administration, an employee benefit plan within the meaning of the Employee Retirement Income Security Act of 1974, so long as the decision to invest in the Partnership is being made by a fiduciary which is either a bank, savings and loan association, insurance company or registered investment advisor, or if the employee benefit plan has total assets in excess of $5,000,000 at the date hereof, or, of a self-directed plan, with investment decisions made solely by persons that are accredited investors; or a private business development company as defined in Section 202(a)(22) of the Investment Advisors Act of 1940; or a corporation, partnership or other entity in which all of the equity owners qualify as accredited investors under any one or more of the previous categories.

  12.  Amount of Subscription:

       (a)  Number of Shares (including
            fractions thereof) of the
            Company):                2,000,000

       (b)  Total Capital Contribution:        $500,000

            ($150,000 in cash and
               $350,000 in notes)

  13. Type of Ownership for Shares: The undersigned elects to hold title to the Shares/Notes subscribed for herein as follows (check one):

  [ ]  Individual Ownership
       (one signature required)

  [ ]  Community Property
       (one signature required if interest held in one name
       (i.e., managing spouse), two signatures required if Share held in both names)

  [ ]  Tenants in Common
       (both parties must sign)

  [ ] Joint Tenants with Right of Survivorship (both parties must sign)

  [ ]  Trust
       (include name of trust, name of trustee, date trust was formed, and copy of the Trust Agreement or other authorization)

  [ ]  Partnership
       (include a copy of the Statement of
       Partnership or Partnership Agreement authorizing signature)

  [X]  Corporation
       (include certified corporate resolution authorizing signature)

  [ ]  Qualified Retirement Plan (or IRA)

_________________________________________________________________
________________   (Please print here the exact name
(registration) Subscriber desires on account) // Soc. Sec. # or
Tax ID. #

Share:  SOCIAL SECURITY OR TAXPAYER I.D. NUMBER MUST APPEAR ABOVE
OR WITHHOLDING PROVISIONS WILL BE IMPOSED UPON THE COMPANY.

(If a trust, date trust established and name of trustee:
________________________________________________)

  (Note: Investors should seek the advice of their attorney in deciding in which of the above forms they should take ownership of the Shares, since different forms of ownership can have varying gift tax, estate tax, income tax and other consequences, depending on the state of the investor's domicile and his particular personal circumstances. For example, in community property states, if community property assets are used to purchase Shares held as separate property, this might have adverse gift tax consequences.)

  I (we) prefer to have correspondence sent to:

       GIRARDI FINANCIAL, INC.
       c/o Walter Lack
       Engstrom, Lipscomb & Lack
       10100 Santa Monica Boulevard, 16th Floor
       Los Angeles, California 90067
       Fax:  (310) 552-9434


       Business Phone Number: (310) 552-3800

  U.S. Citizen? ___X___Yes  ______No


  IN WITNESS WHEREOF, subject to acceptance by the Company, the undersigned has completed and executed this Subscription Agreement to evidence his subscription for Shares of SANITARY ENVIRONMENTAL MONITORING LABS, Inc., a Nevada corporation, this ___ day of June, 2000.


GIRARDI FINANCIAL, INC.



Signature


A copy of this subscription agreement will be returned to you when countersigned below. The Company has accepted this Subscription this 23rd day of June, 2000.

                      SANITARY ENVIRONMENTAL
                      MONITORING LABS, INC.
                      a Nevada corporation


                      By:    /s/ Robert M. Terry
                           Robert M. Terry, Chairman





Exhibit 10.10 (Continued)

                         PROMISSORY NOTE
                    (With Collateral Security)

$350,000.00                                         June 23, 2000

  FOR VALUE RECEIVED, GIRARDI FINANCIAL, INC. (hereinafter called "Payor") does hereby promise to pay to SANITARY ENVIRONMENTAL MONITORING LABS, INC. (hereinafter called "Payee"), the principal sum of Three Hundred Fifty Thousand and no 100 Dollars ($350,000.00). Principal shall all be payable at the business address of Payee, 5478 Village Road, Long Beach, California 90808, at no interest for the term of the Note, on or before August 23, 2000. This Note represents a payment for common stock in the Company, subject to the cancellation provisions embodied in the Deal Memorandum attached to the Subscription Agreement, and which stock is being issued contemporaneously with tender of the Note, and is therefore secured by the following collateral:

  Residential property located at 713 James Lane, Incline
  Village, Nevada, identified as Section 4, Lot D, Parcel
  122194-04 on the Assessor's parcel map.

  If any payment under this Note is not paid when due, and this note has not been cancelled by operation of the Deal
Memorandum, then all shares issued in reliance on this Note will be cancelled.

  IN WITNESS WHEREOF, the Payor has caused this Note to be signed this 23rd day of June, 2000 in Los Angeles, California.


GIRARDI FINANCIAL, INC.


By: /s/ Walter Lack
      Attorney-in-fact for
      Girardi Financial, Inc.