Form 10KSB
period 1997-12-31
SANITARY ENVIRONMENTAL MONITORING LABS INC
filed 2000-11-06
CIK 828413

U.S. SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                           FORM 10-KSB

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended December 31, 1997.

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

The issuer's revenues for its most recent fiscal year were $0.00. The aggregate market value of the voting stock held by non-affiliates of the issuer was approximately $2,237,350 as of October 31, 2000.

The aggregate number of shares outstanding of the Issuer's Common
Stock, its sole class of common equity, was 11,604,118 as of October 31, 2000.

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

     However, because of adverse business circumstances during 1996, revenues were not realized sufficient to continue to operate GAD and to fill orders for the Gallium Arsenide diodes, resulting in closure of the business in May, 1997. GAD was placed in liquidation, in Israel, by the relevant authorities, and all ownership interests of the parent company (its sole remaining shareholder) were reduced to zero. This has been accounted for as a relief from liability and caused the company to record a profit on discontinued operations in 1997.

     Also, in 1997, the company settled with its largest then-existing creditor, Tweed Investments, by issuing 11,300,000 shares of restricted common stock. Subsequently, in March, 1999, the company effected a 1-for-10 reverse of its issued and outstanding common stock; in September, 1999, increased its authorized share capital to 50,000,000 shares and amended its articles of incorporation to change the company's name. In April, 2000, the company filed an amendment to effect the change of its name to "Sanitary Environmental Monitoring Labs, Inc.", the current corporate name.

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

     The company acquired the rights to the use of the tradename "SemcoLABs" from a Florida corporation in exchange for 2,650,000 shares of its common stock, issued in February of 2000, and the assumption of $200,000 in investor debt. The company then acquired, in May, 2000, an exclusive license from Monaco Investment Group, Ltd., the sole licensee under Merck's United States distributor, EM Sciences, in exchange for a minimum sales commitment during the ensuing 4-year period and the issuance of 4,000,000 shares of restricted stock. This contract is renewable, at the option of the Company, so long as minimum sales goals, described in the contract, are met.

     Interim funding was acquired in two private placements, the first, for $62,500 from Mesa, Inc. in February, 2000, by purchase of 250,000 shares of restricted stock ($0.25 per share), and the second, for $500,000, occurring June 23, 2000, with Girardi Financial, for 2,000,000 shares of restricted stock ($0.25 per share).

Technology Concept:

     Existing Product

     Equipment for the preparation and processing of foods should be as clean as possible. If this is not the case, quality problems or complaints may occur. Beyond this, statutory requirements, such as the HACCP concept in the United States ("Hazardous Analysis of Critical Control Points"), created for the NASA Space Program, or the European directive 93/43/EEC, are also applicable in many countries. These regulations may include a requirement for a method which allows a rapid examination and which can verify and document the cleanliness of the equipment (or the working surface) before the start of food production. Visual examination may be insufficient because invisible food residues are not detected. Classical microbiological methods only provide evidence of micro-organisms and are too slow to allow a reaction before the start of production or processing. The Hy-Lite equipment invented by Merck was the first portable ATP system with a single-shot pen test format. The Hy-Lite 2 is the latest generation of this system. Measurements, with results, can be taken in approximately 20 seconds, allowing the monitoring system (human operator) to assess the cleanliness or bacterial presence of the surface, utensil, liquid (such as iced tea), or other test subjects in sufficient time to preclude high levels of foodborne contamination if the problems are treated immediately. Common measuring points may be filling equipment, storage tanks, cutting tables, conveyor belts, rinse water samples and all points with which the food product has direct contact.

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


Marketing, Sales and Distribution

     Business Concept.   The marketing program for the company is
based on the concept of providing a service to the retail food distribution industry. The service is the analysis or "audit" of a client's bacterial safety, measured at various critical control points established in concert with the client/customer, or in compliance with existing monitoring programs already established by regulatory agencies or self-initiated internal customer programs. The Company provides comprehensive training and education to client customers' employees and then provides a system for measurement of the program's effectiveness.

     Marketplace. Proposed national standards, such as the HACCP program enacted as part of the 1999 food code by the Federal Government and "suggested" for implementation by the states, require that food business proprietors comply with the following obligations:

     *    have a written food safety program;
     * ensure that all food handlers have skills and competencies in food hygiene matters commensurate with work activities;
     *    develop appropriate sanitation programs; and
     *    provide for the recall of unsafe food as appropriate.

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


Item 3.  Legal Proceedings

     As of December 31, 1997, the Company was not involved in any direct proceedings, however, GAD, its subsidiary, was in receivership in Israel. This receivership resulted in total liquidation of GAD, finally concluded on November 17, 1998.

     As of October 31, 2000, the company was involved in a claim filed by New Directions International, Inc. in Florida, in which the Company disputed the plaintiff's claim for sums of money invested in GAD, to be paid by the company (as parent). This is vigorously disputed and is against the liquidated subsidiary. The Company's primary exposure is continued legal fees through trial of the matter on its merits.


Item 4.  Submission of Matters to a Vote of Security Holders

     During the year 1997, in October, a majority of the then-existing shareholders voted to accept a compromise of debts with Tweed Investments, Ltd., issuing 11,300,000 (pre-reverse) shares in total satisfaction of all claims, at the time amounting to in excess of $400,000 of funds loaned to the company.

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

     Set forth below are the high and low "bid" prices for the Common Stock of the Company for each quarterly period commencing
January 1, 1996 through September 30, 2000:

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

     (b)  Holders

     As of October 1, 2000 there were 596 holders of record and an estimated 750 additional holders who were beneficial shareholders of the Company's Common Stock.

     (c)  Dividends

     The Company has not paid any dividends since its inception and presently anticipates that no dividends will be declared in the foreseeable future.


Item 6.   MANAGEMENT DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The Company

     The Company, during the years 1993 through 1997, primarily operated through its two subsidiaries, GAI and GAD, both of which were either sold or liquidated as of second quarter, 1997.
Thereafter, there were no active operations of the company until 1999.

     GAD Semiconductors, Ltd.:

     The Company's only remaining subsidiary as of December 31, 1996, the beginning of the year covered by this filing, was GAD Semiconductors, Ltd. ("GAD"), which was incorporated in August, 1993, by a scientist and his associates who had developed a proprietary technology for a GaAs diode manufacturing process. Under the agreement with ISC, this process was transferred to GAD for certain financial assurances. Semtech, Ltd., initially retained ownership of 40%, later reduced to 10%, of GAD as a result of this transaction.

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

     During the second quarter of 1997, GAD's assets and liabilities were supervised by the liquidation process in Israel, resulting in a total removal of GAD from the activities and financial reporting for the Company (Sanitary Environmental
Monitoring Labs, Inc.).

RESULTS OF OPERATIONS

     Sanitary Environmental Monitoring Labs, Inc. (formerly ISC) has been a development stage Company since its inception and has incurred general and administrative, financing, marketing and start-up expenses in increasing amounts as GAI was attempting to enter its production and selling phase prior to its sale in 1995, and during GAD's construction of its production facility, test runs and initial attempts to deliver product. Through December of 1995 GAD had gross sales of $69,617, and in fiscal 1996, GAD delivered an additional $21,906 in product. No product was delivered in 1997.

     During 1997, the Company incurred a loss of $233,128 in actual operations, plus $144,817 in interest expense, and secured a gain of $975,019 by discontinuing the operations of GAD and therefore being relieved of the consolidated indebtedness. Combined, the Company had a resultant financial income of $1,145,058 ($0.75 per share) in 1997, compared to a loss of $3,271,877 ($0.39 per share), during the operating period of 1996.

     From the date of its inception to the end of 1997, the Company had an accumulated loss of $7,777,260, causing a capital deficit of the same amount.

CAPITAL RESOURCES AND LIQUIDITY

     During the first and second quarters of 1997, funds were obtained entirely from investment by shareholders in the amount of $565,625, obtained through the issuance of convertible promissory notes or actual common shares in satisfaction of notes. These conversions eliminated the total outstanding liability to Tweed Investments of $399,273.94, this debt being converted into equity on October 1, 1997.

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

                     As at December 31, 1997

     CONTENTS

Balance Sheet

Statement of Operations

Statement of Changes in Shareholders' Equity

Statement of Cash Flows

Notes to the Financial Statements

Schedules for Audited Statements of 1997-1998

           SANITARY ENVIRONMENTAL MONITORING LABS, INC.
           (Formerly International Semiconductors Corp)
                  (A Development Stage Company)

                             AUDITED
    CONSOLIDATED STATEMENTS OF INCOME AND ACCUMULATED DEFICIT
                       FOR THE YEARS ENDED
                    DECEMBER 31, 1997 AND 1996

                                 Year           Year
                                 Ended          Ended
                              December 31    December 31
                                 1997           1996

Revenues

  Sales                       $         0    $   21,906

Expenses

  Start-up Expenses           $         0    $        0
  Research and Development              0       133,540
  Marketing Expenses                    0       301,604
  General and Administrative       88,311       835,256
  Financing and Expenses          144,817       101,356
  Loss from Sale of Subsidiary          0             0

     Total Expenses               233,128     1,371,756

Extraordinary Items:

  Loss on Conversion of Debt            0    (1,922,027)
  Income from disposed operations
   of GAD (net of tax of $0)       79,701             0
  Estimated gain on disposal of
   GAD (net of tax of $0)         975,019             0

  (Loss)/income before extra-
   ordinary items                 821,952    (3,271,877)

  Gain on extinguishment of
   debt (Note 8)                  323,466             0

Net Income (loss)               1,145,058    (3,271,877)

Accumulated Deficit, Begin     (8,988,692)   (5,716,815)

Accumulated Deficit, Ending    (7,843,634)   (8,988,692)

           SANITARY ENVIRONMENTAL MONITORING LABS, INC.
           (Formerly International Semiconductors Corp)
                  (A Development Stage Company)

                             AUDITED
               CONSOLIDATED STATEMENT OF CASH FLOWS

                                           Year           Year
                                           Ended          Ended
                                       December 31    December 31
                                           1997           1996


Cash Flows from Operating Activities

Net (loss)                              $ 1,145,058  $(3,291,899)
  Reconciliation of Net Loss to
    Net Cash Used by Operating
    Activities                                         1,269,176
  Accounts Receivable                         9,360
  Other Receivables                          10,000
  Inventory                                  15,000
  Prepaid expense                             1.990

 Increase (Decrease) in:
  Accounts payable                          (74,000)
  Due to related party                       56,825
  Severance payable                         (76,049)
  Other payables                            (39,455)
  Disposal of discontinued operations)     (975,019)
  Extraordinary Gain                       (323,466)

  Net Cash Used by Operating Activities  (  249,486)  (2,022,723)

Cash Flows From Investing Activities

  Investment in Fixed Assets                      0    (  85,867)
  Decrease (increase in Short-Term
   Bank Deposit                                   0            0
  Loans to Related Parties                        0    (       0)

Net Cash Used by Investing Activities             0    (  85,867)

Cash Flows from Financing Activities

  Issue of Shares                            50,000      382,000
  Receipt of Long-Term Loans                200,000    1,524,668
  Repayment of Long-Term Loans                    0    (   7,145)
  Receipt of Loans from Related Parties           0      209,274




Net Cash Provided by Financing Activities   250,000    2,108,797

Net increase (Decrease) in Cash and
  Cash Equivalents                              514          207
Cash and Cash Equivalents at
  Beginning of period                           207            0

Cash and Cash Equivalents at End
  of Period                                     721          207

           SANITARY ENVIRONMENTAL MONITORING LABS, INC.
           (Formerly International Semiconductors Corp)
                  (A Development Stage Company)

                             AUDITED
                    CONSOLIDATED BALANCE SHEET


                                   December 31    December 31
                                      1997           1996
                              Note        US Dollars

ASSETS

Current Assets

  Cash and cash equivalents               721            207
  Short-term bank deposits                  0              0
  Related parties (ITG)                     0         29,869
  Accounts Receivable                       0         19,630
  Inventories                               0         15,000
  Pre-paid expenses                         0          1,990

Fixed Assets                   3          721      1,699,745
  (accumulated depreciation)                        (387,352)

    Total Assets:                         721      1,379,089

LIABILITIES AND SHAREHOLDERS'
   EQUITY

Current Liabilities

  Short-term credit from banks              0        611,424
  Short-term loans from
    related parties (Karlin)  5,9      26,956        100,000
  Suppliers                                 0        184,272
  Other accounts payable      11       14,601         88,601
                                       41,557        984,297

Long-term Liabilities
  Long-term loans             12            0      1,675,988
  Accrued expenses (Tweed)     8            0        389,274
  Liability for Severance pay 13            0         76,049

Commitments and Contingencies               0      2,141,311

Ordinary Shares - $.001 par value;
  authorized - 26,000,000 shares and
  26,000,000; issued and outstanding
  9,723,333 shares and
  2,553,827 shares (post-reverse)      25,538          9,723
Premium on Shares                   7,777,260      7,232,450
Accumulated loss during
  development stage                (7,843,634)   (8,988,692)

  Total Stockholders deficit          (40,836)

Total Liabilities and Equity              721     1,379,089

           SANITARY ENVIRONMENTAL MONITORING LABS, INC.
           (Formerly International Semiconductors Corp)
                  (A Development Stage Company)

                            UNAUDITED
     CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS EQUITY

                                                                 Share-
                    Ordinary shares      Premium   Accumulated  Holders
                    Number   Amount     On Shares     Loss        Equity
                                       US Dollars


Balance as of
 December 31, 1994  5573911   5574     2915907     (2984490)   (  63009)

Issue of shares
 in 1995            2890000   2890     1535235            0     1538125

Net loss for the
 year ended
 Dec 31, 1995             0      0           0     (2732325)   (2732325)

Balance as of
 December 31, 1995  8142390   8142     4451142     (5716815)   (1257209)

Total for issue of
 shares in 1996     1580943   1581     1310557            0     2782567

Net loss for year
 ended 31 Dec 96          0      0           0     (3271877)   (3271877)

Balance as of
 December 31, 1996  9723333   9723     7232450     (8988692)   (1746519)

Total for issue of
 shares in 1997     1581494  15815     5448100

Net Income - 1997         0      0           0      1145058     1145058

Balance as of
 December 31, 1997  2553827  25538     7777260     (7843634)   (  40836)
                    =======   ====     =======      =======     =======

Restated to show
 effect of 1-for-10
 reverse (1999)     2553827  25538     7777260     (7843634)   (  40836)

          SANITARY ENVIRONMENTAL MONITORING LABS, INC.
          (FORMERLY INTERNATIONAL SEMICONDUCTOR CORP.)
                     (A Nevada Corporation)

               NOTES TO THE FINANCIAL STATEMENTS
                   DECEMBER 31, 1997 and 1996

NOTE 1    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
          ------------------------------------------

     Company Organization
     --------------------
     Sanitary Environmental Monitoring Labs, Inc. (Formerly SemcoLabs, Inc. and formerly International Semiconductor Corp.) referred to as (the "Company") was organized in 1987, initially as an inactive publicly held corporation pursuing business acquisitions. In September 1993, the Company invested in a newly founded Israeli development stage company, G.A.D. Semiconductors Limited, hereinafter referred to as ("GAD"). On May 15, 1997 the Company's board of directors formally adopted a plan to abandon operations in Israel and discontinued further financial support GAD. (See
     Note 3 - Discontinued Operations) The Company continues to pursue business acquisitions.

     On September 10, 1999 the Company changed its name to "SemcoLabs, Inc." and on April 10, 2000 the Company changed its name to "Sanitary Environmental Monitoring Labs, Inc."
     The effects of these changes were reflected in these financial statements.

     Accounting Method
     -----------------
     The Company maintains its books and records utilizing accrual accounting. The accrual method recognizes income when earned and expenses when incurred.

     Principles of Consolidation
     ---------------------------
     The Company prepares its financial statements consolidated with subsidiaries if the Company owns 50% or more of the subsidiary's outstanding voting stock. The Company will prepare its financial statements on the equity method when the interest is between 20% and 50%, or when the interest exceeds 50%, but expectation for maintaining a controlling interest is temporary. On investments of less than 20% the Company will present the investment at cost.

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

     Earnings/(Loss) Per Share
     -------------------------
     Earnings/(Loss) per share were computed by dividing income or loss available to common stockholders by the weighted-average number of shares outstanding during the year.


NOTE 2    GOING CONCERN
          -------------

     The Company's continued existence is in doubt. The Company had no operating revenues in 1997 or 1998 and as of December
     31, 1997 the Company did not own any assets that would generate operating revenues.

     Management believes that the disposal of GAD, See Note 3 - Discontinued Operations, will allow the Company to pursue other business acquisitions that will result in operating revenues and profit. The Company's plans for continuing as a going concern rely on loans from and contributions of capital by current shareholders and with issuances of additional stock through private placements.


NOTE 3    DISCONTINUED OPERATIONS
          -----------------------

     On May 15, 1997, the Company formally adopted a plan to discontinue its operations in Israel, GAD, and surrender all assets, which consisted primarily of property and equipment, to creditors. Based on the Company's estimates the estimated gain on the disposal of GAD (net of income tax) is $975,019 because the Company sold GAD for $2,276,000 the balance of the outstanding liabilities and this balance exceeded the asset values on the date of disposal.

     Operating results of GAD for the four and half months ended May 15, 1997 were segregated from continuing operations and are shown separately on the accompanying statement of operations. During the period ended May 15, 1997 the Company had $0 operating revenues. The Company reported income from discontinued operations after writing off all operating assets and liabilities related to GAD and expensing all advances made by the Company on behalf of GAD. As of the financial statement date all assets and liabilities of GAD were eliminated from the balance sheet.

NOTE 4    INCOME TAXES
          ------------

     The Company files its tax returns using the same accounting method as it does for financial statement reporting. The Company has unused net operating losses carried forward from inception estimated at $9,000,000. Based on estimated future income tax rates (30%) these NOL's would result in a deferred tax benefit of $2,700,000. Management established a valuation allowance equal to the potential benefit of NOL's based on the likelihood that the carryforwards would expire prior to utilization. Based on these assumptions a provision of $0 for 1997 and 1998 is in included in these statements. Subsequent to December 31, 1999 the Company was involved in a merger (See Note 10 - Subsequent Events) The merger created a change in control that may limit future benefits.


NOTE 5    CONVERTIBLE DEBENTURES
          ----------------------

     During 1996 and 1997 the Company issued $100,000 and $200,000 respectively, in convertible debentures. During 1997, the Company converted the debt into 442,403 shares (after giving effect to the 1-for-10 reverse in 1999) of common stock valued at 75% of the current market prices and no gain or loss was recognized in accordance with the Company's election to implement early EITF 98-5, Accounting for Convertible Securities With Beneficial Features or Contingently Adjustable Conversion Ratios. The difference of $100,000 was charged to interest expense in 1997.


NOTE 6    PRIVATE PLACEMENT OF COMMON STOCK
          ---------------------------------

     On January 9, 1997 the Company board of directors authorized and executed a private placement of 9,091 common shares at $5.50 (post-reverse) per share. The stock issuance resulted in an increase of $50,000 to common stock.


NOTE 7    SUPPLEMENTAL CASH FLOW INFORMATION
          ----------------------------------
     Supplemental cash flow information:          1998      1997
                                                  ----      ----
     Cash paid for income taxes                   $  0      $  0
                                                  ====      ====
     Cash paid for interest expense               $  0      $  0
                                                  ====      ====

     Schedule of non-cash investing and financing activities:

          In 1997, the Company issued 442,403 common shares in exchange for $300,000 in previously issued convertible debentures and $100,000 in accrued interest.

          In 1997, the Company issued 1,130,000 shares of common stock valued at $110,625 in exchange for $389,274 of debt and $44,817 of accrued interest, resulting in an extraordinary gain on extinguishment of debt (See Note 8 - Extraordinary Item).


NOTE 8    EXTRAORDINARY ITEM
          ------------------

     During 1997, the Company extinguished $434,091 in Tweed liabilities for 1,130,000 common shares valued at $110,625.
     The transaction resulted in an extraordinary gain of $323,466 $0.21 per share, net of income tax.


NOTE 9    RELATED PARTY TRANSACTIONS
          --------------------------

     The Company in 1997 and 1998 had accrued expenses of $53,956 and $26,956, respectively, due to a ITG a related entity, 30% owned by a shareholder and officer of the Company. The Company leased office space from ITG during 1998 and 1999 on a month to month basis. Monthly rent expense is $2,250 plus overhead. Total office and overhead expenses charged by ITG during 1998 and 1997 were $27,000 each year. Future minimum lease payments as of December 31, 1998 for each of the next five years is $27,000 each year

     The Company converted $434,091 in debt and interest owed to a shareholder of the Company into 1,130,000 common shares at conversions rates below current market values, the Company accounted for this transaction in accordance with FASB 15, Accounting by Debtors and Creditors for Troubled Debt Restructurings. The conversion resulted in an extraordinary gain of $323,466 on the Company's statement of operations. See Note 8 - Extraordinary Item

     The Company converted $300,000 in convertible debentures and interest owed to a shareholder into 442,403 common shares at a conversion rate of 75% of market value. See Note 5 -
     Convertible Debentures.


NOTE 10   SUBSEQUENT EVENTS
          -----------------

     The Company's board of directors authorized, on March 11, 1999, a reverse stock split of 10 for 1. The effect of this change was recorded on these financial statements.

     On February 8, 2000 the Company issued 150,000 shares of common stock to the Company's attorney in settlement of outstanding payables of $15,000.

     On February 10, 2000 the Company issued 2,650,000 shares of common stock in exchange for all the outstanding stock of Semco Biovision, Inc. ("Biovision"). The transaction will be recorded using the purchase method of accounting.

     On February 12, 2000 the Company issued 500,000 option rights for $0.25 per share, expiring in February 12, 2003 to officers of the Company.

     On February 12, 2000 the Company approved a private placement offering for $250,000 by issuance of 1,000,000 shares of restricted stock with warrants to purchase an additional 1,000,000 shares at $1.00 per share. The warrants expire three years from the date of issue. As of August 18, 2000 only 250,000 shares for $62,500 were issued. The Company has now closed the offering.

     On February 12, 2000 the Company entered into a deferred compensation agreement with an officer of the Company. The agreement was a two year contract for $12,000 a month in compensation. The Company modified this agreement on September 15, 2000 and the new agreement stipulates that the officer is to receive $85,000 a year, $5,000 payable monthly and the remaining $25,000 deferred to subsequent periods.

     On February 15, 2000 the Company agreed to a sub-license agreement with Monaco Investments Group, Ltd. in exchange for 4,000,000 restricted common shares for the distribution rights to Hy-Liter II, an environmental testing machine. The agreement requires the Company to purchase a minimum amount of Hy-Liters on an annual basis. In Year 1 the Company is required to purchase $115,200, $384,000 in Year 2, $768,000 in Year 3, and $1,536,000 in Year 4.

     On February 24, 2000 the Company granted an officer
     1,000,000 option rights to purchase shares at $0.25 per share. The vesting schedule permits the officer to acquire
     40,000 shares a month and the options expire after three years.

     On June 23, 2000 the Company entered into a subscription agreement for 2,000,000 shares of common stock at $0.25 per share. The agreement was tendered in the form of $150,000 cash and a $350,000 note receivable which will become payable upon the completion of due diligence. If the Company does not meet the covenants of the agreement then the note receivable will be voided and the issued shares will remain issued and outstanding. As of October 31, 2000 all funds have been received.


NOTE 11 - OTHER ACCOUNTS PAYABLE

                               December 31,
                                 1996
                               U.S. Dollars

   Taxes Payable                  2,370
   Employees and provisions
    for salary-related expenses  66,406
   Other accounts payable        19,825

                                 88,601
                                =======


NOTE 12 - LONG TERM LOANS

     All items characterized as long term loans are from Israeli banks, and are payable by GAD, not by the Company, and have subsequently been eliminated with the liquidation of GAD by the Israeli insolvency laws.


NOTE 13 - LIABILITY FOR SEVERANCE PAY

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

                  1997 - 1998 AUDITED MATERIALS

                  INDEPENDENT AUDITORS' REPORT


To The Board of Directors and Stockholders of Sanitary Environmental Monitoring Labs, Inc.
(Formerly International Semiconductor Corp.)
Long Beach, California

I have audited the accompanying balance sheets of Sanitary Environmental Monitoring Labs, Inc. (Formerly International Semiconductor Corp.) (A Nevada Corporation) as of December 31, 1998 and 1997 and the related statements of operations, cash flows, and changes in stockholders' deficit for the years then ended. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audits.

I conducted my audits in accordance with generally accepted auditing standards. Those standards require that I plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audits provide a reasonable basis for my opinion.

In my opinion, the financial statements referred to in the first paragraph present fairly, in all material respects, the financial position of Sanitary Environmental Monitoring Labs, Inc. (Formerly International Semiconductor Corp.) as of December 31, 1998 and 1997 and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles.

The accompanying financial statements were prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company had no operating revenues in 1998 or 1997 and as of December 31, 1998 did not own any assets that could generate operating revenues. These conditions raise substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters are described in Note 2, Going Concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


SKEEHAN & COMPANY
Pasadena, California
August 18, 2000

         SANITARY ENVIRONMENTAL MONITORING LABS, INC.
          (FORMERLY INTERNATIONAL SEMICONDUCTOR CORP.)
                     (A Nevada Corporation)

                         BALANCE SHEETS
                   DECEMBER 31, 1998 AND 1997




                                        1998          1997
                                   ------------   ------------
Current Assets
     Cash                          $    721       $    721
                                   ------------   ------------

     Total Current Assets               721            721
                                   ------------   ------------

     Total Assets                  $    721       $    721
                                   ============   ============


              LIABILITIES AND STOCKHOLDERS' DEFICIT


                                        1998          1997
                                   ------------   ------------
Current Liabilities
     Accounts payable              $    20,354         14,601
     Due to related party (Note 9)      53,956         26,956
                                   ------------   ------------
          Total Current Liabilities     74,310         41,557
                                   ------------   ------------
          Total Liabilities             74,310         41,557
                                   ------------   ------------
Stockholders' Deficit
Common stock, no par value,
     authorized 50,000,000
     shares, issued and
     outstanding: 2,553,827
     in 1998 and 1997.                  25,538         25,538
Additional paid in capital           7,777,260      7,777,260
Accumulated deficit                 (7,876,387)    (7,843,634)
                                   ------------   ------------
     Total Stockholders' Deficit       (73,589)       (40,836)
                                   ------------   ------------
     Total Liabilities and
          Stockholders' Deficit    $       721    $       721
                                   ============   ============

          SANITARY ENVIRONMENTAL MONITORING LABS, INC.
          (FORMERLY INTERNATIONAL SEMICONDUCTOR CORP.)
                     (A Nevada Corporation)

                    STATEMENTS OF OPERATIONS
         FOR THE YEARS ENDED DECEMBER 31, 1998 AND 1997


                                        1998          1997
                                   -------------  ------------

Revenues:                          $         0    $         0

Operating Expenses:
     General and
     administrative (Note 9)            32,753         88,311
                                   -------------  ------------
          (Loss) from Operations       (32,753)       (88,311)

Other Expense:
     Interest expense (Note 5)               0       (144,817)
                                   -------------  ------------
          (Loss) Before Income Taxes    (32,753)     (233,128)

          Provision for income
               taxes (Note 4)                0              0
                                   -------------  ------------
          (Loss) Before Discontinued
               Operations              (32,753)      (233,128)

Discontinued Operations (Note 3):
     Income from disposed operations of GAD
          (Net of tax of $0)                 0         79,701

     Estimated gain on disposal of GAD
          (Net of tax of $0)                 0        975,019
                                   -------------  ------------

          (Loss)/Income Before
               Extraordinary Item      (32,753)       821,592


Extraordinary item - gain on
     extinguishment of debt
     (net of tax of $0) (Note 8)             0        323,466
                                   -------------  ------------
          Net (Loss)/Income        $   (32,753)   $ 1,145,058
                                   =============  ============

Earnings Per Common Share:
(Loss) From Operations Before
     Discontinued Operations
     and Extraordinary Item        $     (0.01)   $     (0.15)
Discontinued Operations                   0.00           0.69
Extraordinary Item                        0.00           0.21
                                   -------------  ------------
Net (Loss)/Income                  $     (0.01)   $      0.75
                                   =============  ============


Weighted-Average Number of Common Shares
     Outstanding Used in Basic
     EPS Calculation                 2,553,827      1,520,718
                                   =============  ============

         SANITARY ENVIRONMENTAL MONITORING LABS, INC.
          (FORMERLY INTERNATIONAL SEMICONDUCTOR CORP.)
                     (A Nevada Corporation)

                    STATEMENTS OF CASH FLOWS
         FOR THE YEARS ENDED DECEMBER 31, 1998 AND 1997


                                        1998          1997
                                   -------------  ------------
Operating Activities:
Net Loss/Income                    $   (32,753)   $ 1,145,058
Adjustments to Reconcile Net Loss/Income to
     Cash Used in Operating Activities:
     (Increase) Decrease in:
     Accounts receivable                     0          9,630
     Other receivables                       0         10,000
     Inventory                               0         15,000
     Prepaid expense                         0          1,990
     Increase (Decrease) in:
     Accounts payable                    5,753        (74,000)
     Due to related party               27,000         56,825
     Severance payable                       0        (76,049)
     Other payables                          0        (39,455)
     Disposal of discontinued operations     0       (975,019)
     Extraordinary gain                      0       (323,466)
                                   -------------  -------------
Cash Used in Operating Activities            0       (249,486)
                                   -------------  -------------

Financing Activities:
     Proceeds from sale of common stock      0         50,000
     Proceeds from loans                     0        200,000
                                   -------------  -------------
Cash Provided By Financing Activities        0        250,000
                                   -------------  -------------

     Net Increase in Cash                    0            514

     Beginning Cash                        721            207
                                   -------------  -------------

     Ending Cash                   $       721    $       721
                                   =============  =============


                      SANITARY ENVIRONMENTAL MONITORING LABS, INC.
                      (FORMERLY INTERNATIONAL SEMICONDUCTOR CORP.)
                                 (A Nevada Corporation)

                     STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT
                     FOR THE YEARS ENDED DECEMBER 31, 1998 AND 1997

                    Common Stock             APIC           Accumulated    Stockholders'
                    Shares         Amount    Amount         (Deficit)      (Deficit)
                    ------------   --------- ------------   -------------  --------------
Balance December
     31, 1996           972,333    $  9,723  $ 7,232,450    $(8,988,692)   $(1,746,519)

Conversion of debt to
       common shares  1,572,403      15,724      494,901                       510,625


Sale of common shares     9,091          91       49,909                        50,000

Net Income - 1997                                             1,145,058      1,145,058
                    ------------   --------- ------------   -------------  --------------

Balance December
     31, 1997         2,553,827    $ 25,538  $ 7,777,260    $(7,843,634)   $   (40,836)

Net loss - 1998                                                 (32,753)       (32,753)
                    ------------   --------- ------------   -------------  --------------

Balance December
     31, 1998         2,553,827    $ 25,538  $ 7,777,260    $(7,876,387)   $   (73,589)
                    ============   ========= ============   =============  ==============


          SANITARY ENVIRONMENTAL MONITORING LABS, INC.
          (FORMERLY INTERNATIONAL SEMICONDUCTOR CORP.)
                     (A Nevada Corporation)

               NOTES TO THE FINANCIAL STATEMENTS
                   DECEMBER 31, 1998 and 1997

NOTE 1    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
          ------------------------------------------

     Company Organization
     --------------------
     Sanitary Environmental Monitoring Labs, Inc. (Formerly SemcoLabs, Inc. and formerly International Semiconductor Corp.) hereinafter referred to as (the "Company") was organized in 1987, initially as an inactive publicly held corporation pursuing business acquisitions. In September 1993, the Company invested in a newly founded Israeli development stage company, G.A.D. Semiconductors Limited, hereinafter referred to as ("GAD"). On May 15, 1997 the Company's board of directors formally adopted a plan to abandon operations in Israel and discontinued further financial support GAD. (See Note 3 - Discontinued Operations) The Company continues to pursue business acquisitions.

     On September 10, 1999 the Company changed its name to "SemcoLabs, Inc." and on April 10, 2000 the Company changed its name to "Sanitary Environmental Monitoring Labs, Inc."
     The effects of these changes were reflected in these financial statements.

     Accounting Method
     -----------------
     The Company maintains its books and records utilizing accrual accounting. The accrual method recognizes income when earned and expenses when incurred.

     Principles of Consolidation
     ---------------------------
     The Company prepares its financial statements consolidated with subsidiaries if the Company owns 50% or more of the subsidiary's outstanding voting stock. The Company will prepare its financial statements on the equity method when the interest is between 20% and 50%, or when the interest exceeds 50%, but expectation for maintaining a controlling interest is temporary. On investments of less than 20% the Company will present the investment at cost.

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

     Earnings/(Loss) Per Share
     -------------------------
     Earnings/(Loss) per share were computed by dividing income or loss available to common stockholders by the weighted-average number of shares outstanding during the year.

          SANITARY ENVIRONMENTAL MONITORING LABS, INC.
          (FORMERLY INTERNATIONAL SEMICONDUCTOR CORP.)
                     (A Nevada Corporation)

               NOTES TO THE FINANCIAL STATEMENTS
                   DECEMBER 31, 1998 AND 1997

NOTE 2    GOING CONCERN
          -------------

     The Company's continued existence is in doubt. The Company had no operating revenues in 1997 or 1998 years and as of December 31, 1998 the Company did not own any assets that would generate operating revenues.

     Management believes that the disposal of GAD, See Note 3 - Discontinued Operations, will allow the Company to pursue other business acquisitions that will result in operating revenues and profit. The Company's plans for continuing as a going concern rely on loans from and contributions of capital by current shareholders and with issuances of additional stock through private placements.


NOTE 3    DISCONTINUED OPERATIONS
          -----------------------

     On May 15, 1997, the Company formally adopted a plan to discontinue its operations in Israel, GAD, and surrender all assets, which consisted primarily of property and equipment, to creditors. Based on the Company's estimates the estimated gain on the disposal of GAD (net of income tax) is $975,019 because the Company sold GAD for $2,276,000 the balance of the outstanding liabilities and this balance exceeded the asset values on the date of disposal.

     Operating results of GAD for the four and half months ended May 15, 1997 were segregated from continuing operations and are shown separately on the accompanying statement of operations. During the period ended May 15, 1997 the Company had $0 operating revenues. The Company reported income from discontinued operations after writing off all operating assets and liabilities related to GAD and expensing all advances made by the Company on behalf of GAD. As of the financial statement date all assets and liabilities of GAD were eliminated from the balance sheet.


NOTE 4    INCOME TAXES
          ------------

     The Company files its tax returns using the same accounting method as it does for financial statement reporting. The Company has unused net operating losses carried forward from inception estimated at $9,000,000. Based on estimated future income tax rates (30%) these NOL's would result in a deferred tax benefit of $2,700,000. Management established a valuation allowance equal to the potential benefit of NOL's based on the likelihood that the carryforwards would expire prior to utilization. Based on these assumptions a provision of $0 for 1997 and 1998 is in included in these statements. Subsequent to December 31, 1999 the Company was involved in a merger (See Note 10 - Subsequent Events) The merger created a change in control that may limit future benefits.

          SANITARY ENVIRONMENTAL MONITORING LABS, INC.
          (FORMERLY INTERNATIONAL SEMICONDUCTOR CORP.)
                     (A Nevada Corporation)

               NOTES TO THE FINANCIAL STATEMENTS
                   DECEMBER 31, 1998 AND 1997

NOTE 5    CONVERTIBLE DEBENTURES
          ----------------------

     During 1996 and 1997 the Company issued $100,000 and $200,000 respectively, in convertible debentures. During 1997, the Company converted the debt into 442,403 shares of common stock valued at 75% of the current market prices and no gain or loss was recognized in accordance with the Company's election to implement early EITF 98-5, Accounting for Convertible Securities With Beneficial Features or Contingently Adjustable Conversion Ratios. The difference of $100,000 was charged to interest expense in 1997.


NOTE 6    PRIVATE PLACEMENT OF COMMON STOCK
          ---------------------------------

     On January 9, 1997 the Company board of directors authorized and executed a private placement of 9,091 common shares at $5.50 per share. The stock issuance resulted in an increase of $50,000 to common stock.


NOTE 7    SUPPLEMENTAL CASH FLOW INFORMATION
          ----------------------------------
     Supplemental cash flow information:          1998      1997
                                                  ----      ----
     Cash paid for income taxes                   $  0      $  0
                                                  ====      ====
     Cash paid for interest expense               $  0      $  0
                                                  ====      ====

     Schedule of non-cash investing and financing activities:
          In 1997, the Company issued 442,403 common shares in exchange for $300,000 in previously issued convertible debentures and $100,000 in accrued interest.

          In 1997, the Company issued 1,130,000 shares of common stock valued at $110,625 in exchange for $389,274 of debt and $44,817 of accrued interest, resulting in an extraordinary gain on extinguishment of debt (See Note 8 - Extraordinary Item).


NOTE 8    EXTRAORDINARY ITEM
          ------------------

     During 1997, the Company extinguished $434,091 in Tweed liabilities for 1,130,000 common shares valued at $110,625.
     The transaction resulted in an extraordinary gain of $323,466 $0.21 per share, net of income tax.

         SANITARY ENVIRONMENTAL MONITORING LABS, INC.
          (FORMERLY INTERNATIONAL SEMICONDUCTOR CORP.)
                     (A Nevada Corporation)

               NOTES TO THE FINANCIAL STATEMENTS
                   DECEMBER 31, 1998 AND 1997

NOTE 9    RELATED PARTY TRANSACTIONS
          --------------------------

     The Company in 1997 and 1998 had accrued expenses of $53,956 and $26,956, respectively, due to a ITG a related entity, owned by a shareholder and officer of the Company. The Company leased office space from ITG during 1998 and 1999 on a month to month basis. Monthly rent expense is $2,250 plus overhead. Total office and overhead expenses charged by ITG during 1998 and 1997 were $27,000 each year. Future minimum lease payments as of December 31, 1998 for each of the next five years is $27,000 each year

     The Company converted $434,091 in debt and interest owed to a shareholder of the Company into 1,130,000 common shares at conversions rates below current market values, the Company accounted for this transaction in accordance with FASB 15, Accounting by Debtors and Creditors for Troubled Debt Restructurings. The conversion resulted in an extraordinary gain of $323,466 on the Company's statement of operations. See Note 8 - Extraordinary Item

     The Company converted $300,000 in convertible debentures and interest owed to a shareholder into 442,403 common shares at a conversion rate of 75% of market value. See Note 5 -
     Convertible Debentures.


NOTE 10   SUBSEQUENT EVENTS
          -----------------

     The Company's board of directors authorized, on March 11, 1999, a reverse stock split of 10 for 1. The affect of this change was recorded on these financial statements.

     On February 8, 2000 the Company issued 150,000 shares of common stock to the Company's attorney in settlement of outstanding payables of $15,000.

     On February 10, 2000 the Company issued 2,650,000 shares of common stock in exchange for all the outstanding stock of Semco Biovision, Inc. ("Biovision"). The transaction will be recorded using the purchase method of accounting.

     On February 12, 2000 the Company issued 500,000 option rights for $0.25 per share, expiring in February 12, 2003 to officers of the Company.

     On February 12, 2000 the Company approved a private placement offering for $250,000 by issuance of 1,000,000 shares of restricted stock with warrants to purchase an additional 1,000,000 shares at $1.00 per share. The warrants expire three years from the date of issue. As of August 18, 2000 only 250,000 shares for $62,500 were issued. The Company has now closed the offering.

     On February 12, 2000 the Company entered into a deferred compensation agreement with an officer of the Company. The agreement was a two year contract for $12,000 a month in compensation. The Company modified this agreement on September 15, 2000 and the new agreement stipulates that the officer is to receive $85,000 a year, $5,000 payable monthly and the remaining $25,000 deferred to subsequent periods.

         SANITARY ENVIRONMENTAL MONITORING LABS, INC.
          (FORMERLY INTERNATIONAL SEMICONDUCTOR CORP.)
                     (A Nevada Corporation)

               NOTES TO THE FINANCIAL STATEMENTS
                   DECEMBER 31, 1998 AND 1997

NOTE 10   SUBSEQUENT EVENTS CONTINUED
          ---------------------------

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

     On June 23, 2000 the Company entered into a subscription agreement for 2,000,000 shares of common stock at $0.25 per share. The agreement was tendered in the form of $150,000 cash and a $350,000 note receivable which will become payable upon the completion of due diligence. If the Company does not meet the covenants of the agreement then the note receivable will be voided and the issued shares will remain issued and outstanding. As of the August 18, 2000 the transaction is still pending.


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


Item 10.  Executive Compensation

     In respect of services rendered to the Company in, 1997, 1998 and 1999, the Company did not pay to any executive officer of the Company, GAD or GAI total annual salary and bonus aggregating in excess of $60,000. Set forth below is information regarding the compensation of Robert M. Terry, the only officer to earn deferred compensation during those years.



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

10.8      Agreement for Acquisition of Semco Bio-Vision, dated
               February 12, 2000 (4)

10.9      License and Distributorship Agreement between Monaco
               Investment, Ltd. and the Company, dated May 24,
               2000 (4)

10.10     Subscription Agreement and Promissory Note between
               Company and Girardi Financial, dated June 23, 2000
               (4)

21        Subsidiaries of the Registrant(1), Semco Bio-Vision

 _____________
          (1)  Incorporated by Reference to Registrant's Form
8-K dated October 5, 1993.

          (2)  Incorporated by Reference to Registrant's Form
10-KSB dated May 3, 1994.

          (3)  Incorporated by Reference to Registrant's Form
10-KSB dated March 31, 1995.

          (4)  Incorporated by Reference to Registrant's Form
10-KSB dated October 24, 2000

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

Date:  October 31, 2000

     IN ACCORDANCE WITH THE EXCHANGE ACT, THIS REPORT HAS BEEN
SIGNED BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND
IN THE CAPACITIES AND ON THE DATES INDICATED.

   Signature             Title                         Date


/s/  Robert Terry     Principal Executive       October 31, 2000
Robert M. Terry       Officer and Director

/s/  Thomas Hanson    Director                  October 31, 2000
Thomas Hanson

/s/  Gary Rosen       Operating Officer/        October 31, 2000
  Gary Rosen            and Director

/s/  Toni J. Gales    Secretary                 October 31, 2000
   Toni J. Gales

/s/  David Goldstein  Director                  October 31, 2000
   David Goldstein

/s/  Meredith Russell Director                  October 31, 2000
   Meredith Russell

/s/  Paul McCann      Chief Financial Officer   October 31, 2000
    Paul McCann          Director

/s/  Don Karas        Executive Vice President  October 31, 2000
  Don Karas              Director