Form 10KSB/A
period 1998-12-31
SANITARY ENVIRONMENTAL MONITORING LABS INC
filed 2000-11-06
CIK 828413

U.S. SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                       FORM 10-KSB AMENDED


[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended December 31, 1998.

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

                              PART I

Item 1.   Description of Business

     (a)  Business Development

     Sanitary Environmental Monitoring Labs, Inc. (formerly International Semiconductor Corporation), is a development stage corporation (the "Company"). The Company was incorporated on March 13, 1987, under the name "Lewis Resources, Inc." On September 28, 1993, the Company acquired from Lema Investments, Ltd. all of the issued and outstanding shares of Gallium Arsenide Industries, Ltd. ("Gallium Industries" or "GAI"), a development stage Israeli company, by issuing 3,982,190 shares of its common stock (after giving effect to the one-to-six reverse split described below) to Lema Investments, Ltd. in exchange for the
stock of GAI.   After sustaining large losses, GAI was
subsequently sold back to its former shareholders on July 1, 1995, primarily for assumption of existing debt. In connection with the GAI and GAD acquisitions, the board of directors of the Company increased the number of authorized common shares to 26,000,000, and changed the Company's name from Lewis Resources to Israel Semiconductor Corp. (December 21, 1993), and later to International Semiconductor Corporation (July, 1994). A reverse stock split (6 for 1) was effective for shareholders of record as of November 30, 1993.

     Also in September, 1993, the Company committed to invest in shares of a newly-founded Israeli development stage company, GAD Semiconductors, Ltd. ("GAD"). In January, 1994, GAD was granted the status of "Approved Enterprise" by the Israeli Investment Center in accordance with the Law for the Encouragement of Capital Investments - 1959. Under the approved capital investment program, GAD received, during 1994, State guaranteed loans in the amount of $1,172,962. During, 1995, the Company invested approximately $860,000 in GAD, with an additional $182,000 tendered during the first quarter of 1996. The total cumulative Company investment in GAD was over $1,675,000.

     However, because of adverse business circumstances during 1996, revenues were not realized sufficient to continue to operate GAD and to fill orders for the Gallium Arsenide diodes, resulting in closure of the business in May, 1997. GAD was placed in liquidation, in Israel, by the relevant authorities, and all ownership interests of the parent company (its sole remaining shareholder) were reduced to zero. This was accounted for as a relief from liability and caused the company to record a profit on discontinued operations in 1997.

     In 1997 the company settled with its largest then-existing creditor, Tweed Investments, by issuing 11,300,000 shares of restricted common stock. Subsequently, in March, 1999, the company effected a 1-for-10 reverse of its issued and outstanding common stock; in September, 1999, increased its authorized share capital to 50,000,000 shares and amended its articles of incorporation to change the company's name. In April, 2000, the company filed an amendment to effect the change of its name to "Sanitary Environmental Monitoring Labs, Inc.", the current corporate name.

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


Item 3.  Legal Proceedings

     As of December 31, 1998, the Company was not involved in any direct proceedings, with GAD, its former subsidiary, having been liquidated as of November 17, 1998.

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


Item 4.  Submission of Matters to a Vote of Security Holders

     During the year 1998, no matters were submitted to the shareholders for voting.

     In August of 1999, a majority of the shareholders tentatively approved a corporate combination with SemcoLABs of Florida, contemplating a reverse merger, which was later rescinded for lack of adequate consideration supplied by the Florida company. In compliance with the terms of this agreement, the shareholders approved an increase of the authorized share capital to 50,000,000, which was effected, even though the merger was rescinded.


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

     (b)  Holders

     As of October 31, 2000 there were 596 holders of record and an estimated 750 additional holders who were beneficial shareholders (holding in "street name") of the Company's Common
Stock.

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

     GAD Semiconductors, Ltd.:

     The Company's only remaining subsidiary as of December 31, 1997, the beginning of the year covered by this filing, was GAD
Semiconductors, Ltd. ("GAD"), which was already in liquidation, having been placed there in May of 1997.

     During the second quarter of 1997, GAD's assets and liabilities were supervised by the liquidation process in Israel, resulting in a total removal of GAD from the activities and financial reporting for the Company (Sanitary Environmental
Monitoring Labs, Inc.).

RESULTS OF OPERATIONS

     Sanitary Environmental Monitoring Labs, Inc. (formerly ISC) has been a development stage Company since its inception and has incurred general and administrative, financing, marketing and start-up expenses in increasing amounts as GAI was attempting to enter its production and selling phase prior to its sale in 1995, and during GAD's construction of its production facility, test runs and initial attempts to deliver product. Through December of 1995 GAD had gross sales of $69,617, and in fiscal 1996, GAD delivered an additional $21,906 in product. No product was delivered in 1997 or 1998.

     During 1998, the Company incurred a loss of $32,753 in actual operations. The Company had a resultant financial income of $1,145,058 ($0.75 per share) in 1997, due to the relief from indebtedness occasioned by liquidation of GAD, compared to a loss of $32,753 ($0.01 per share), during the operating period of 1998.

     From the date of its inception to the end of 1998, the Company had an accumulated loss of $7,876,387, causing a capital deficit of the same amount.

CAPITAL RESOURCES AND LIQUIDITY

     During 1998, no funds were raised or received by the Company.

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

                     As at December 31, 1998

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


                             PART III

Item 9.   Directors, Executive Officers, Promoters and Control
Persons; Compliance with Section 16(a) of the Exchange Act

     (a)  Directors and Executive Officers of the Company

     The following table provides information concerning each executive officer and director of the Company:

     Name                Age            Title

Robert M. Terry          70        Chairman of the Board/CEO
Toni Gales               54        Secretary
Thomas Hanson            68        Director
Gary Rosen               54        COO, Director
David Goldstein          54        Director
Meredith Russell         55        Director
Don Karas                60        Exec Vice President/Director
Paul McCann              65        CFO/Director

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

Name and Address         Amount and Nature of          Percent of
of Beneficial Owners     Beneficial Owners1             Class

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


Item 13.  Exhibits and Reports on Form 8-K

     (a)  Exhibits

Number    Description

 2        Agreement, dated September 28, 1993, with Lema
               Investments Ltd. (1)

 3.1      Certificate of Incorporation, as amended (2)

 3.2      By-Laws (2)

 3.3      Amendment to Articles of Incorporation (Change of
               Name), July 5, 1994 (3)

 3.4      Amendment to Articles of Incorporation (Change of
               Name), and increase authorized capital to 50,000,000 shares, dated September 28, 1999 (4)

 3.5      Amendment to Articles of Incorporation (Change of Name
               to Sanitary Environmental Monitoring Labs, Inc.), filed April 10, 2000 (4)

10.1      Agreement, dated July 5, 1992, with Electroterm
               Electric & Metal Industries Ltd. and Mesana SA (2)

10.2      Memorandum of Understanding, dated December 23, 1993,
               with Jaber Corporation and Spanish Dagger, Inc.(2)

10.3      Guarantee Agreement, dated November 17, 1993, with
               Messrs. Younisian and Korman (2)

10.4      Loan Agreement, dated November 23, 1993, with Kaner
               Sherotei Geviya, Ltd. (2)

10.5      Loan Agreement, dated November 10, 1993, with GAD
               Semiconductors, Ltd. (2)

10.6      Agreement between GAD, Semtech Ltd. and Messers,
               Aschkenazi, Gerschfeld, Nathan and Slonim (2)

10.7      Stock Sale and Purchase Agreement with Tweed
               International, dated October 3, 1994 (3)

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

Date:  November 2, 2000


     IN ACCORDANCE WITH THE EXCHANGE ACT, THIS REPORT HAS BEEN
SIGNED BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND
IN THE CAPACITIES AND ON THE DATES INDICATED.

   Signature             Title                         Date


/s/  Robert Terry     Principal Executive       November 2, 2000
Robert M. Terry       Officer and Director

/s/  Thomas Hanson    Director                  November 2, 2000
Thomas Hanson

/s/  Gary Rosen       Operating Officer/        November 2, 2000
  Gary Rosen            and Director

/s/  Toni J. Gales    Secretary                 November 2, 2000
   Toni J. Gales

/s/  David Goldstein  Director                  November 2, 2000
   David Goldstein

/s/  Meredith Russell Director                  November 2, 2000
   Meredith Russell

/s/  Paul McCann      Chief Financial Officer   November 2, 2000
    Paul McCann          Director

/s/  Don Karas        Executive Vice President  November 2, 2000
  Don Karas              Director