Form 10KSB
period 1999-12-31
SANITARY ENVIRONMENTAL MONITORING LABS INC
filed 2000-11-06
CIK 828413

U.S. SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                           FORM 10-KSB


[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended December 31, 1999.

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

Research and Development

     The company is not and will not be conducting any research on improvement of the Hy-Lite ATP technology, but is entitled, by license, to any improvements made by EM Sciences or Merck, and has already benefited by the introduction of the Series 2 machine in replacement of the Series 1 units in the third quarter of 2000.


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


Item 3.  Legal Proceedings

     As of December 31, 1999, the Company was not involved in any direct proceedings, with GAD, its former subsidiary, having been liquidated as of November 17, 1998.

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

     During 1999, the Company incurred a loss of $99,283 in actual operations, $34,283 of which was from general and administrative expense, and $65,000 of which was a set-aside for potential litigation settlement. This was the result of a default judgment being entered, which was later appealed (in
2000) and has been reversed. That case is still pending. The Company had a resultant loss of $99,283 ($0.03 per share) in 1999, compared to the loss of $32,753 ($0.01 per share), during the operating period of 1998.

     From the date of its inception to the end of 1999, the Company had an accumulated loss of $7,975,670, causing a capital deficit of the same amount.

CAPITAL RESOURCES AND LIQUIDITY

     During 1999, no funds were raised or received by the Company.

     On March 11, 1999, a reverse stock split of 1-for-10 was effected and all subsequent issuances of shares reflect that change.

Subsequent Events:

     On February 8, 2000, the company issued 150,000 shares of common stock to the company's attorney in settlement of outstanding payables of $15,000. On February 10, 2000, the company issued 2,650,000 shares of common stock in exchange for all of the outstanding stock of Semco Bio-Vision, Inc. This transaction was recorded using the purchase method of accounting.

     On February 12, 2000, the company issued 600,000 option rights for $0.25 per share, expiring in February 12, 2003, to officers of the company. The company approved a private placement offering for $250,000, ultimately raising only $62,500 by issuance of 250,000 shares ($0.25 per share) and 250,000 warrants to acquire further shares, exercisable at $1.00 per share and expiring 3 years hence.

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

CONTINGENCIES AND COMMITMENTS

     The recent placement of $350,000 provided sufficient funding for the company to act on its business plan for the foreseeable 12-month period. The Company's auditors have issued a "going concern" warning in their statement, but management believes that the recent private placements have secured sufficient operating capital to maintain the Company's viability throughout the remainder of 2000.

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

                     As at December 31, 1999

     CONTENTS

Balance Sheet

Statement of Operations

Statement of Changes in Shareholders' Equity

Statement of Cash Flows

Notes to the Financial Statements

Schedules for Audited Statements of 1998-1999

                  1998 - 1999 AUDITED MATERIALS
                   INDEPENDENT AUDITORS' REPORT


To The Board of Directors and Stockholders of Sanitary Environmental Monitoring Labs, Inc.
(Formerly International Semiconductor Corp.)
Long Beach, California

I have audited the accompanying balance sheets of Sanitary Environmental Monitoring Labs, Inc. (Formerly International Semiconductor Corp.) (A Nevada Corporation) as of December 31, 1999 and 1998 and the related statements of operations, cash flows, and changes in stockholders' deficit for the years then ended. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audits.

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

In my opinion, the financial statements referred to in the first paragraph present fairly, in all material respects, the financial position of Sanitary Environmental Monitoring Labs, Inc. (Formerly International Semiconductor Corp.) as of December 31, 1999 and 1998 and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles.

The accompanying financial statements were prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company had no operating revenues in 1999 or 1998 and as of December 31, 1999 did not own any assets that generate operating revenues. These conditions raise substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters are described in Note 2, Going Concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

SKEEHAN & COMPANY
Pasadena, California
August 18, 2000

          SANITARY ENVIRONMENTAL MONITORING LABS, INC.
          (FORMERLY INTERNATIONAL SEMICONDUCTOR CORP.)
                     (A Nevada Corporation)

                         BALANCE SHEETS
                   DECEMBER 31, 1999 AND 1998


                              ASSETS

                                      1999            1998
                                   -----------    -----------
Current Assets
---------------
     Cash                          $    0         $    721
                                   -----------    -----------
     Total Current Assets               0              721
     --------------------          -----------    -----------
     Total Assets                  $    0         $    721
     ------------                  ===========    ===========

LIABILITIES AND STOCKHOLDERS' DEFICIT


                                      1999            1998
                                   ----------     -----------
Current Liabilities
     Accounts payable              $  17,637           20,354
     Litigation settlement
       payable (Note 7)               65,000                0
     Due to related party (Note 5)    90,235           53,956
                                   ----------     -----------
          Total Current Liabilities  172,872           74,310
          ------------------------ ----------     -----------
          Total Liabilities          172,872           74,310
          -----------------        ----------     -----------

Stockholders' Deficit

---------------------
Common stock, no par value,
     authorized 50,000,000
     shares, issued and
     outstanding: 2,553,827 in
     1999 and 1998.                   25,538           25,538
Additional paid in capital         7,777,260        7,777,260
Accumulated deficit               (7,975,670)      (7,876,387)
                                   ----------     ------------
     Total Stockholders' Deficit    (172,872)         (73,589)
     ---------------------------   ----------     ------------
     Total Liabilities and
       Stockholders' Deficit       $    0         $       721
     -----------------------       ==========     ============

          SANITARY ENVIRONMENTAL MONITORING LABS, INC.
          (FORMERLY INTERNATIONAL SEMICONDUCTOR CORP.)
                     (A Nevada Corporation)

                    STATEMENTS OF OPERATIONS
         FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998


                                      1999            1998
                                   ----------     -----------
Revenues:                          $    0         $    0
---------

Operating Expenses:
-------------------
     General and administrative
          (Note 5)                    34,283           32,753
                                   ----------     ------------
          (Loss) Before
               Income Taxes          (34,283)         (32,753)
          -----------------

Provision for income tax (Note 3)       0              0
                                   ----------     ------------
          (Loss) Before
               Extraordinary Item    (34,283)         (32,753)
          -----------------------

Extraordinary Item:
-------------------
     Estimated litigation loss
          (net of tax $0) (Note 7)   (65,000)          0
                                   ----------     ------------

          Net (Loss)               $ (99,283)     $   (32,753)
                                   ==========     ============


Loss Per Common Share:
          From Operations Before
               Extraordinary Item  $   (0.01)     $     (0.01)
          From Extraordinary Item      (0.03)            0.00
                                   ----------     ------------
          Net Loss                 $   (0.04)     $     (0.01)
                                   ==========     ============

Weighted-Average Number of Common Shares
----------------------------------------
     Outstanding Used in Basic
          EPS Calculation          2,553,827        2,553,827
     -------------------------     ==========     ============

          SANITARY ENVIRONMENTAL MONITORING LABS, INC.
          (FORMERLY INTERNATIONAL SEMICONDUCTOR CORP.)
                     (A Nevada Corporation)

                    STATEMENTS OF CASH FLOWS
         FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998


                                      1999              1998
                                   ----------     ------------
Operating Activities:
---------------------
Net Loss                           $ (99,283)     $    (32,753)

Adjustments to Reconcile Net Loss to
------------------------------------
     Cash Used in Operating Activities:
     ----------------------------------

     Increase (Decrease) in:
     Accounts payable                 (2,717)            5,753
     Due to related party             36,279            27,000
     Extraordinary item - litigation
          settlement payable          65,000                0
                                   -----------    -------------
Cash Used in Operating Activities       (721)               0
---------------------------------  -----------    -------------
     Net Increase/(Decrease) in Cash    (721)               0
     -------------------------------
     Beginning Cash                      721               721
                                   -----------    -------------

     Ending Cash                   $    0         $        721
     ------------                  ===========    =============

                      SANITARY ENVIRONMENTAL MONITORING LABS, INC.
                      (FORMERLY INTERNATIONAL SEMICONDUCTOR CORP.)
                                 (A Nevada Corporation)

                     STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT
                     FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998

                    Common Stock             APIC           Accumulated    Stockholders'
                    Shares         Amount    Amount         (Deficit)      (Deficit)
                    ------------   --------- ------------   -------------  --------------
Balance December 31, 1997
-------------------------
                    2,553,827      $  25,538 $  7,777,260   $(7,843,634)   $ (40,836)

Net loss - 1998                                                 (32,753)     (32,753)
                    ------------   --------- ------------   -------------  --------------

Balance December 31, 1998
-------------------------
                    2,553,827      $  25,538 $  7,777,260   $(7,876,387)   $ (73,589)

Net loss - 1999                                                 (99,283)     (99,283)
                    ------------   --------- ------------   -------------  --------------

Balance December 31, 1999
-------------------------
                    2,553,827      $  25,538 $  7,777,260   $(7,975,670)   $(172,872)
                    ============   ========= ============   =============  ==============


          SANITARY ENVIRONMENTAL MONITORING LABS, INC.
          (FORMERLY INTERNATIONAL SEMICONDUCTOR CORP.)
                     (A Nevada Corporation)

               NOTES TO THE FINANCIAL STATEMENTS
                   DECEMBER 31, 1999 and 1998

NOTE 1    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
          -------------------------------------------

     Company Organization
     --------------------
     Sanitary Environmental Monitoring Labs, Inc. (Formerly International Semiconductor Corp.) hereinafter referred to as (the "Company") was organized in 1987, initially as an inactive publicly held corporation pursuing business acquisitions. The Company continues to pursue business acquisitions. On February 10, 2000 the Company executed an acquisition agreement to acquire 100% of the outstanding common stock of Biovision in exchange for 2,650,000 shares of International Semiconductor Corp. common stock. (See Note 8 - Subsequent Events).

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

               NOTES TO THE FINANCIAL STATEMENTS
                   DECEMBER 31, 1999 AND 1998

NOTE 2    GOING CONCERN
          -------------

     The Company's continued existence is in doubt. The Company had no operating revenues in 1998 or 1999 and as of December
     31, 1999 the Company did not own any assets that would generate operating revenues.

     Subsequent to the balance sheet date, the Company acquired 100% of the outstanding stock of Semco Biovision, Inc. (See
     Note 8 - Subsequent Events). Management's plans for continuing as a going concern rely on the acquisition and further funding through loans and private placements.


NOTE 3    INCOME TAXES
          ------------

     The Company files its tax returns using the same accounting method as it does for financial statement reporting. The Company has unused net operating losses carried forward from inception estimated at $9,000,000. Based on estimated future income tax rates (30%) these NOL's would result in a deferred tax benefit of $2,700,000. Management established a valuation allowance equal to the potential benefit of NOL's based on the likelihood that the carryforwards would expire prior to utilization. Based on these assumptions a provision of $0 for 1998 and 1999 is in included in these statements. Subsequent to December 31, 1999 the Company was involved in a merger (See Note 9 - Subsequent Events) The merger created a change in control that may limit future benefits.


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
                                                  ====      ====

NOTE 5    RELATED PARTY TRANSACTIONS
          --------------------------

     The Company in 1999 and 1998 had accrued expenses of $90,235 and $26,956, respectively, due to ITG a related entity, owned by a shareholder and officer of the Company. The Company leased office space from ITG during 1999 and 1998 on a month to month basis. Monthly rent expense is $2,250 plus additional expenses for overhead. Total office and overhead expenses charged by ITG during 1999 and 1998 were $27,000 each year. Future minimum lease payments as of December 31, 1999 for each of the next five years is $27,000 each year.


NOTE 6    STOCKHOLDERS' DEFICIT
          ---------------------

     The Company's board of directors authorized, on March 11, 1999, a reverse stock split of 10 for 1. The affect of this change was recorded in these financial statements.

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

          SANITARY ENVIRONMENTAL MONITORING LABS, INC.
          (FORMERLY INTERNATIONAL SEMICONDUCTOR CORP.)
                     (A Nevada Corporation)

               NOTES TO THE FINANCIAL STATEMENTS
                   DECEMBER 31, 1999 AND 1998



NOTE 7    EXTRAORDINARY ITEM -LITIGATION SETTLEMENT PAYABLE
          -------------------------------------------------

     In 1999 the Company lost a lawsuit with a creditor resulting from a note payment default. The estimated loss including attorney's fees and interest expense is $65,000. As of August 18, 2000 the matter was not settled.


NOTE 8    SUBSEQUENT EVENTS
          -----------------

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

          SANITARY ENVIRONMENTAL MONITORING LABS, INC.
          (FORMERLY INTERNATIONAL SEMICONDUCTOR CORP.)
                     (A Nevada Corporation)

               NOTES TO THE FINANCIAL STATEMENTS
                   DECEMBER 31, 1999 AND 1998

NOTE 8    SUBSEQUENT EVENTS CONT'D
          ------------------------

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




                      Unaudited Proforma Consolidated Balance Sheet
                      ---------------------------------------------
                                        12/31/99
                                        ---------
                                     (In Thousands)
                                    -----------------
                              Semco     Biovision      Monaco    Eliminations   Proforma
                              ------    ----------     -------   -------------  ---------

     Current Assets           $    0    $    0         $    0    $       0      $    0
     Property and Equipment                 35                                      35
     Net
     Trademarks                            165                                     165
     Distribution Rights                                  302                      302
                              ------    ----------     -------   -------------  ---------
     Total                    $    0    $  200         $  302    $       0      $  502
                              ======    ==========     =======   =============  =========

     Current Liabilities      $  173    $              $         $              $  173
     Common Stock                 25       200            302         (200)
                                                                        26         353
     Paid in Capital           7,777                                   174       7,951
     Accumulated Deficit      (7,975)                                           (7,975)
                              -------   -----------    --------  -------------  ---------
          Total               $    0    $  200         $  302    $        0     $  502
                              =======   ===========    ========  =============  =========


                      SANITARY ENVIRONMENTAL MONITORING LABS, INC.
                      (FORMERLY INTERNATIONAL SEMICONDUCTOR CORP.)
                                 (A Nevada Corporation)

                            NOTES TO THE FINANCIAL STATEMENTS
                               DECEMBER 31, 1999 AND 1998

NOTE 8    SUBSEQUENT EVENTS CONT'D
          ------------------------

                  Unaudited Proforma Consolidated Operations Statement
                  ----------------------------------------------------
                                        12/31/99
                                       ----------
                                     (In Thousands)
                                   ------------------


                              Semco     Biovision      Monaco    Eliminations   Proforma
                              ------    ----------     -------   -------------  ---------


     Revenues                 $    0    $    0         $    0    $        0     $    0
     Operating Expenses           34                                                54
     (Loss) From
          Operations             (34)       20                                     (54)
Provision for Tax                  0                                                 0
Extraordinary Item               (65)                                              (65)
                              -------   ----------     -------   -------------  ---------

Net Loss                      $  (99)   $  (20)        $    0    $        0     $ (119)
                              =======   ==========     =======   =============  =========

Loss per share:
Loss From
Operations                    $(0.01)   $(0.01)        $    0    $        0     $(0.01)
                              =======   ==========     =======   =============  =========

Number of Shares
Used in EPS                2,553,821    2,650,000     4,000,000                 9,503,821


Notes to Proforma Consolidated Operations Statement:

(1)  Depreciation of property and equipment, over 7 years, and amortization of trademarks over 15 years..

See Notes to Financial Statements.



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

Date:  November 3, 2000


     IN ACCORDANCE WITH THE EXCHANGE ACT, THIS REPORT HAS BEEN
SIGNED BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND
IN THE CAPACITIES AND ON THE DATES INDICATED.

   Signature             Title                         Date


/s/  Robert Terry     Principal Executive       November 3, 2000
Robert M. Terry       Officer and Director

/s/  Thomas Hanson    Director                  November 3, 2000
Thomas Hanson

/s/  Gary Rosen       Operating Officer/        November 3, 2000
  Gary Rosen            and Director

/s/  Toni J. Gales    Secretary                 November 3, 2000
   Toni J. Gales

/s/  David Goldstein  Director                  November 3, 2000
   David Goldstein

/s/  Meredith Russell Director                  November 3, 2000
   Meredith Russell

/s/  Paul McCann      Chief Financial Officer   November 3, 2000
    Paul McCann          Director

/s/  Don Karas        Executive Vice President  November 3, 2000
  Don Karas              Director