Form 10QSB
period 1997-03-31
SANITARY ENVIRONMENTAL MONITORING LABS INC
filed 2000-11-13
CIK 828413

U.S. SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                           FORM 10-QSB

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 1997

     OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the transition period from _________ to _________

                  Commission File Number 01-8929


           SANITARY ENVIRONMENTAL MONITORING LABS, INC.
     ________________________________________________________
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



  Securities registered under Section 12(b) of the Exchange Act:

                                   Name of Each Exchange
     Title of Each Class           on Which Registered



  Securities registered under Section 12(g) of the Exchange Act:

                           Common Stock
                    -------------------------
                         (Title of Class)


Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.     Yes __   No  X

The aggregate number of shares outstanding of the Issuer's Common
Stock, its sole class of common equity, was 10,149,088 as of March 31, 1997.



           SANITARY ENVIRONMENTAL MONITORING LABS, INC.
                           FORM 10-QSB

               for the quarter ended March 31, 1997


                        TABLE OF CONTENTS


Part I.   Financial Information
-------
Item 1.   Financial Statements (unaudited)

Item 2.   Managements Discussion and Analysis or Plan of
          Operation


Part II.  Other Information
--------
Item 1.   Legal Proceedings

Item 2.   Changes in Securities

Item 3.   Defaults upon Senior Securities

Item 4.   Submission of Matters to a Vote of Security holders

Item 5.   Other Information

Item 6.   Exhibits and reports on form 8-K

          SIGNATURES

                              PART I


ITEM 1.  FINANCIAL STATEMENTS

                 SANITARY ENVIRONMENTAL MONITORING LABS, INC.
                      (A Development Stage Company)

                            UNAUDITED
                    CONSOLIDATED BALANCE SHEET
                          MARCH 31, 1997

                              ASSETS

                                         March 31,  December 31,
                                           1997        1996

Current Assets
 Cash                                    $     207         207
 Accounts Receivable                        19,630      19,630
 Other Receivable                           15,325      29,869
 Inventories                                15,000      15,000
 Pre-paid expenses                               0       1,990

     Total Current Assets                $  50,162      66,696


Fixed Assets                             1,700,466   1,699,745
 Less Accumulated Depreciation           ( 402,700)   (387,352)

     Total Fixed Assets                  1,297,766   1,312,393

     Total Assets                        1,347,928 $ 1,379,089

           SANITARY ENVIRONMENTAL MONITORING LABS, INC.
                  (A Development Stage Company)

                            UNAUDITED
                    CONSOLIDATED BALANCE SHEET
                          MARCH 31, 1997

              LIABILITIES AND STOCKHOLDERS' DEFICIT


                                         March 31,  December 31,
                                           1997        1996

Current Liabilities
 Accounts Payable                        $ 55,600   $  88,601
 Suppliers                                 98,650     184,272
 Short-term credit from banks             611,424     611,424
 Short-term loans (other)                 200,000     100,000
                                          -------    --------
     Total Current Liabilities           $965,674     984,297

Long-Term Liabilities
 Long-term loans                         1,675,988  1,675,988
 Accrued Expenses (Tweed)                  394,274    389,274
 Liability for Severance pay                     0     76,049
                                         ---------  ---------
     Total Long-Term Liabilities         2,070,262  2,141,311

Stockholders' Deficit
 Common Stock, $.001 par value,
  authorized 26,000,000 shares,
  issued and outstanding
  9,723,333 shares and 10,149,088           10,149      9,723
 Additional Paid-In Capital              7,382,024  7,232,450
 Accumulated Deficit During
   The Development Stage                (9,104,342)(8,988,692)
                                         ---------  ---------
     Total Liabilities and Equity       (1,347,928)(1,379,089)
                                         =========  =========

           SANITARY ENVIRONMENTAL MONITORING LABS, INC.
                  (A Development Stage Company)

                            UNAUDITED
    CONSOLIDATED STATEMENTS OF INCOME AND ACCUMULATED DEFICIT
                    FOR THE THREE MONTHS ENDED
             MARCH 31, 1997 AND FOR THE ANNUAL PERIOD
                     ENDING DECEMBER 31, 1996


                                  3 Months
                                  Ended                Annual to
                                  March                December
                                  31, 1997             31, 1996

Revenues
  Sales                           $      0            $   21,906

Expenses
  Start-up Expenses                      0                     0
  Research and Development               0               133,540
  Marketing Expenses                     0               301,604
  General and Administrative        70,833               835,256
  Financing Expenses                44,817               101,356
  Loss from Sale of Subsidiary           0                     0
                                  --------             ---------
     Total Expenses                115,650             1,371,756
                                  --------             ---------

Extraordinary Items:

  Loss on Conversion of Debt             0            (1,922,027)
  Income from disposed operation         0                     0
  Estimated gain on disposal             0                     0
  (loss)/income before
   extraordinary items                   0            (3,271,877)

  Gain on extinguishment
   of debt (Tweed)                       0                     0

Net Income (Loss)                ( 115,650)           (3,271,877)

Accumulated Deficit, Beginning  (8,988,692)           (5,716,815)
                                  --------             ---------

Accumulated Deficit, Ending     (9,104,342)           (8,988,692)
                                 =========             =========

           SANITARY ENVIRONMENTAL MONITORING LABS, INC.
                  (A DEVELOPMENT STAGE COMPANY)

                            UNAUDITED
              NOTES TO INTERIM FINANCIAL STATEMENTS
                          MARCH 31, 1997


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


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THE COMPANY

Background.    Israel Semiconductor Corporation, as of March 31,
1997, was in arrears to all then-existing creditors, and had already approved an orderly plan of liquidation for its only subsidiary, GAD Semiconductors, Ltd.

Business Development. In September 1993, the Company committed to invest in shares of a newly founded Israeli development stage company, GAD Semiconductors, Ltd. ("GAD"), specializing in gallium arsenide applications, initially in the specialty diodes area. The Company committed to invest an amount up to $1,000,000 ($900,000 in cash and $100,000 in loans) and undertook to raise additional funds by means of commercial banking loans, grants and government loans which GAD is qualified to receive as a recognized Approved Enterprise under the Israeli Encouragement of Capital Investment- 1959 Law. Together with the initial investment, this has aggregated to approximately $3,400,000, which is $400,000 in excess of the originally agreed upon amount. In return for the initial commitment, GAD issued to the Company 60% of its common stock, par value $2,033. The subsequent investment of $400,000 was converted into additional common stock of GAD for which GAD issued 1000 shares (approximately 10% of the common stock then outstanding) to the Company in September, 1995. The major part of the investment, up to the amount which the Company has undertaken to invest in GAD's shares, has been considered as premium on the shares. As of September 30, 1996, the Company was well past its initial commitment for investment, and has exceeded the original program by approximately $700,000, most of which has been converted to additional equity in GAD.
All subsequent advances were in the form of loans, which total approximately $400,000 at the end of the third quarter. Under the approved capital investment program, GAD received, during the second and third quarters of 1996, no funds from State guaranteed loans, although amounts are accruing which may be realized during the fourth quarter of this year.

Capital Resources and Liquidity. The Company, as of March 31, 1997, has sustained a negative cash flow since the beginning of 1994. The Company raised $1,538,125 during 1995 in various private placements, and in 1996, raised additional equity of $939,786 by the sale of 1,308,667 shares in private placements and an S-8 registration.

During the fourth quarter of 1996, and the first quarter, 1997, the Company borrowed $399,273.94 from Tweed Investments, Ltd., which was in the form of a convertible note, with a conversion rate at market during the succeeding 12 months, and $100,000 from Karlin Investments, convertible at 75% of then-existing market prices on date of conversion. Tweed converted the sum of all of its loans into equity during the fourth quarter of 1997, in exchange for 11,300,000 shares. This was accounted for as a payment of $110,625 in the then-current value of the stock and an extraordinary gain of $323,466 on the amount of debt, in excess of stock value, cancelled by the Company.

During the first quarter of 1997, Karlin Investments converted $100,000 of its credit into 334,846 shares of common stock of the Company and loaned the Company an additional $100,000 on February 20, 1997. Subsequent loans and conversions occurred between the Company and Karlin such that an additional $200,000 in advances was converted into a total of 4,424,026 shares of stock issued to Karlin Investments, primarily during the second quarter, 1997.

An additional $50,000 of equity share sales occurred on January
21, 1997, when 90,909 shares were sold to Eli Ahron in a private subscription.

Manufacturing. GAD commenced, during the first quarter of 1996, limited production activities to fill orders existing from outside third-party purchasers. During the second quarter, delivery of these early production diodes commenced. GAD has subcontracted packaging jobs to contractors, which have been successful in the areas of axial, plastic and metal glass packages. During the third quarter, GAD entered into a marketing and production agreement with Advanced Power Technology, Inc. ("APT"), pursuant to which APT would package GAD GaAs chips in 3 industry-standard configurations, market these specific devices to existing APT customers, and then undertake exclusive representation on a world-wide basis for the TO-3 and TO-247 diodes, so long as annual sales equal or exceed minimums established in the contract. GAD retained the right to be a "second source" for these completed diodes, but cannot sell more than 50% of APT's annual volume.

Insufficient funding was received to activate deliveries as necessary, and a plan of liquidation was adopted by the Company at the close of 1996. During the period from January 1, 1997 through May 15, 1997 (actual date of final shutdown), no revenues were received. On May 15, 1997, the Company formally adopted a plan to discontinue its operations in Israel (the GAD activities), and surrendered all assets, which consisted primarily of property and equipment, to creditors. Based on the Company's estimates, the gain on the disposal of GAD was $975,019, measured as the balance of outstanding liabilities removed in excess of asset values carried on the Company's books. This accounting treatment was recognized during the second quarter.


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


           SANITARY ENVIRONMENTAL MONITORING LABS, INC.
                           (Registrant)



Dated:  November 6, 2000          By:   /s/  Robert M. Terry
                                             Robert M. Terry,
                                             Chairman