Form 10QSB
period 1997-06-30
SANITARY ENVIRONMENTAL MONITORING LABS INC
filed 2000-11-13
CIK 828413

U.S. SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                           FORM 10-QSB

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 1997

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

The aggregate number of shares outstanding of the Issuer's Common
Stock, its sole class of common equity, was 12,790,044 as of June 30, 1997.



           SANITARY ENVIRONMENTAL MONITORING LABS, INC.
                           FORM 10-QSB

               for the quarter ended June 30, 1997


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

          SIGNATURES

                              PART I


ITEM 1.  FINANCIAL STATEMENTS


           SANITARY ENVIRONMENTAL MONITORING LABS, INC.
                  (A Development Stage Company)

                            UNAUDITED
                    CONSOLIDATED BALANCE SHEET
                          JUNE 30, 1997

                              ASSETS

                                         June 30,   December 31,
                                           1997        1996

Current Assets
 Cash                                    $     721         207
 Accounts Receivable                             0      19,630
 Other Receivable                                0      29,869
 Inventories                                     0      15,000
 Pre-paid expenses                               0       1,990

     Total Current Assets                $     721      66,696


Fixed Assets                                     0   1,699,745
 Less Accumulated Depreciation                   0    (387,352)

     Total Fixed Assets                        721   1,312,393

     Total Assets                              721 $ 1,379,089

           SANITARY ENVIRONMENTAL MONITORING LABS, INC.
                  (A Development Stage Company)

                            UNAUDITED
                    CONSOLIDATED BALANCE SHEET
                          JUNE 30, 1997

              LIABILITIES AND STOCKHOLDERS' DEFICIT


                                         June 30,   December 31,
                                           1997        1996

Current Liabilities
 Accounts Payable                         $ 14,601  $  88,601
 Suppliers                                       0    184,272
 Short-term credit from banks                    0    611,424
 Short-term loans (other)                   14,456    100,000
                                           -------   --------
     Total Current Liabilities            $ 29,057    984,297

Long-Term Liabilities
 Long-term loans                                 0  1,675,988
 Accrued Expenses (Tweed)                  396,274    389,274
 Liability for Severance pay                     0     76,049
                                         ---------  ---------
     Total Long-Term Liabilities           396,274  2,141,311

Stockholders' Deficit
 Common Stock, $.001 par value,
  authorized 26,000,000 shares,
  issued and outstanding
  9,723,333 shares and 12,790,044           12,790      9,723
 Additional Paid-In Capital              7,579,383  7,232,450
 Accumulated Deficit During
   The Development Stage                (9,109,320)(8,988,692)
                                         ---------  ---------
     Total Liabilities and Equity              721 (1,379,089)
                                         =========  =========

           SANITARY ENVIRONMENTAL MONITORING LABS, INC.
                  (A Development Stage Company)

                            UNAUDITED
    CONSOLIDATED STATEMENTS OF INCOME AND ACCUMULATED DEFICIT
                     FOR THE SIX MONTHS ENDED
             JUNE 30, 1997 AND FOR THE ANNUAL PERIOD
                     ENDING DECEMBER 31, 1996


                                  6 Months
                                  Ended                Annual to
                                  June                  December
                                  30, 1997              31, 1996

Revenues
  Sales                           $      0            $   21,906

Expenses
  Start-up Expenses                      0                     0
  Research and Development               0               133,540
  Marketing Expenses                     0               301,604
  General and Administrative        75,811               835,256
  Financing Expenses                44,817               101,356
  Loss from Sale of Subsidiary           0                     0
                                  --------             ---------
     Total Expenses                120,620             1,371,756
                                  --------             ---------

Extraordinary Items:

  Loss on Conversion of Debt             0            (1,922,027)
  Income from disposed operation         0                     0
  Estimated gain on disposal             0                     0
  (loss)/income before
   extraordinary items                   0            (3,271,877)

  Gain on extinguishment
   of debt (Tweed)                       0                     0

Net Income (Loss)                ( 120,620)           (3,271,877)

Accumulated Deficit, Beginning  (8,988,692)           (5,716,815)
                                  --------             ---------

Accumulated Deficit, Ending     (9,109,320)           (8,988,692)
                                 =========             =========

           SANITARY ENVIRONMENTAL MONITORING LABS, INC.
                  (A DEVELOPMENT STAGE COMPANY)

                            UNAUDITED
              NOTES TO INTERIM FINANCIAL STATEMENTS
                          JUNE 30, 1997


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

Capital Resources and Liquidity. The Company, as of June 30, 1997, has sustained a negative cash flow since the beginning of 1994. The Company raised $1,538,125 during 1995 in various private placements, and in 1996, raised additional equity of $939,786 by the sale of 1,308,667 shares in private placements and an S-8 registration.

During the fourth quarter of 1996, and the first quarter, 1997, the Company borrowed $399,273.94 from Tweed Investments, Ltd., which was in the form of a convertible note, with a conversion rate at market during the succeeding 12 months, and $100,000 from Karlin Investments, convertible at 75% of then-existing market prices on date of conversion. An additional $100,000 was borrowed from Karlin Investments during the second quarter, 1997. Tweed converted the sum of all of its loans into equity during the fourth quarter of 1997, in exchange for 11,300,000 shares. This was accounted for as a payment of $110,625 in the then-current value of the stock and an extraordinary gain of $323,466 on the amount of debt, in excess of stock value, cancelled by the Company.

During the first quarter of 1997, Karlin Investments converted $100,000 of its credit into 334,846 shares of common stock of the Company and loaned the Company an additional $100,000 on February 20, 1997. During the second quarter, Karlin loaned the Comany an additional $100,000 and converted all of its outstanding indebtedness into common stock. All Karlin advances were converted into a total of 4,424,026 shares of stock issued to Karlin Investments, primarily during the second quarter, 1997.

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



                   PART II.  OTHER INFORMATION


ITEM 1.   LEGAL PROCEEDINGS

          None (In US: subsidiary in liquidation in Israel)


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