Form 10QSB
period 1997-09-30
SANITARY ENVIRONMENTAL MONITORING LABS INC
filed 2000-11-13
CIK 828413

U.S. SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                           FORM 10-QSB

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 1997

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

The aggregate number of shares outstanding of the Issuer's Common
Stock, its sole class of common equity, was 14,238,268 as of September 30, 1997.



           SANITARY ENVIRONMENTAL MONITORING LABS, INC.
                           FORM 10-QSB

             for the quarter ended September 30, 1997


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

          SIGNATURES

                              PART I


ITEM 1.  FINANCIAL STATEMENTS


           SANITARY ENVIRONMENTAL MONITORING LABS, INC.
                  (A Development Stage Company)

                            UNAUDITED
                    CONSOLIDATED BALANCE SHEET
                        SEPTEMBER 30, 1997

                              ASSETS

                                         Sept 30,   December 31,
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

           SANITARY ENVIRONMENTAL MONITORING LABS, INC.
                  (A Development Stage Company)

                            UNAUDITED
                    CONSOLIDATED BALANCE SHEET
                        SEPTEMBER 30, 1997

              LIABILITIES AND STOCKHOLDERS' DEFICIT


                                         Sept 30,   December 31,
                                           1997        1996

Current Liabilities
 Accounts Payable                         $ 14,601  $  88,601
 Suppliers                                       0    184,272
 Short-term credit from banks                    0    611,424
 Short-term loans (other)                   20,706    100,000
                                           -------   --------
     Total Current Liabilities            $ 35,307    984,297

Long-Term Liabilities
 Long-term loans                                 0  1,675,988
 Accrued Expenses (Tweed)                  399,274    389,274
 Liability for Severance pay                     0     76,049
                                         ---------  ---------
     Total Long-Term Liabilities           399,274  2,141,311

Stockholders' Deficit
 Common Stock, $.001 par value,
  authorized 26,000,000 shares,
  issued and outstanding
  9,723,333 shares and 14,238,268           14,238      9,723
 Additional Paid-In Capital              7,579,383  7,232,450
 Accumulated Deficit During
   The Development Stage                (9,115,570)(8,988,692)
                                         ---------  ---------
     Total Liabilities and Equity              721 (1,379,089)
                                         =========  =========

           SANITARY ENVIRONMENTAL MONITORING LABS, INC.
                  (A Development Stage Company)

                            UNAUDITED
    CONSOLIDATED STATEMENTS OF INCOME AND ACCUMULATED DEFICIT
                    FOR THE NINE MONTHS ENDED
           SEPTEMBER 30, 1997 AND FOR THE ANNUAL PERIOD
                     ENDING DECEMBER 31, 1996


                                  9 Months
                                  Ended                Annual to
                                  September             December
                                  30, 1997              31, 1996

Revenues
  Sales                           $      0            $   21,906

Expenses
  Start-up Expenses                      0                     0
  Research and Development               0               133,540
  Marketing Expenses                     0               301,604
  General and Administrative        82,061               835,256
  Financing Expenses                44,817               101,356
  Loss from Sale of Subsidiary           0                     0
                                  --------             ---------
     Total Expenses                126,878             1,371,756
                                  --------             ---------

Extraordinary Items:

  Loss on Conversion of Debt             0            (1,922,027)
  Income from disposed operation         0                     0
  Estimated gain on disposal             0                     0
  (loss)/income before
   extraordinary items                   0            (3,271,877)

  Gain on extinguishment
   of debt (Tweed)                       0                     0

Net Income (Loss)                ( 126,878)           (3,271,877)

Accumulated Deficit, Beginning  (8,988,692)           (5,716,815)
                                  --------             ---------

Accumulated Deficit, Ending     (9,115,570)           (8,988,692)
                                 =========             =========

           SANITARY ENVIRONMENTAL MONITORING LABS, INC.
                  (A Development Stage Company)

                            UNAUDITED
              NOTES TO INTERIM FINANCIAL STATEMENTS
                        SEPTEMBER 30, 1997


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