Form 10QSB
period 1998-03-31
SANITARY ENVIRONMENTAL MONITORING LABS INC
filed 2000-11-13
CIK 828413

U.S. SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                           FORM 10-QSB

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 1998

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

The aggregate number of shares outstanding of the Issuer's Common Stock, its sole class of common equity, was 25,538,268 as of March 31, 1998 (after giving effect to the 1-for-10 reverse instituted in 1999, this would be 2,553,827, as reflected in the audited statements filed with the December 31, 1997 10KSB).


           SANITARY ENVIRONMENTAL MONITORING LABS, INC.
                           FORM 10-QSB

               for the quarter ended March 31, 1998


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

          SIGNATURES

                              PART I


ITEM 1.  FINANCIAL STATEMENTS


           SANITARY ENVIRONMENTAL MONITORING LABS, INC.
                  (A Development Stage Company)

                            UNAUDITED
                    CONSOLIDATED BALANCE SHEET
                          MARCH 31, 1998

                              ASSETS

                                         March 31,  December 31,
                                           1998        1997

Current Assets
 Cash                                    $     721         721
 Accounts Receivable                             0           0
 Other Receivable                                0           0
 Inventories                                     0           0
 Pre-paid expenses                               0           0

     Total Current Assets                $     721         721


Fixed Assets                                     0           0
 Less Accumulated Depreciation                   0           0

     Total Fixed Assets                        721         721

     Total Assets                              721         721

           SANITARY ENVIRONMENTAL MONITORING LABS, INC.
                  (A Development Stage Company)

                            UNAUDITED
                    CONSOLIDATED BALANCE SHEET
                          MARCH 31, 1998

              LIABILITIES AND STOCKHOLDERS' DEFICIT


                                         March 31,  December 31,
                                           1998        1997

Current Liabilities
 Accounts Payable                         $ 14,601  $  14,601
 Suppliers                                       0          0
 Short-term credit from banks                    0          0
 Short-term loans (other)                   26,956     26,956
                                           -------   --------
     Total Current Liabilities            $ 41,557     41,557

Long-Term Liabilities
 Long-term loans                                 0          0
 Accrued Expenses (Tweed)                        0          0
 Liability for Severance pay                     0          0
                                         ---------  ---------
     Total Long-Term Liabilities                 0          0

Stockholders' Deficit
 Common Stock, $.001 par value,
  authorized 26,000,000 shares,
  issued and outstanding
  2,553,827 shares and 2,553,827            25,538     25,538
 Additional Paid-In Capital              7,777,260  7,777,260
 Accumulated Deficit During
   The Development Stage                (7,843,634)(7,843,634)
                                         ---------  ---------
     Total Liabilities and Equity              721        721
                                         =========  =========

           SANITARY ENVIRONMENTAL MONITORING LABS, INC.
                  (A Development Stage Company)

                            UNAUDITED
    CONSOLIDATED STATEMENTS OF INCOME AND ACCUMULATED DEFICIT
                    FOR THE THREE MONTHS ENDED
             MARCH 31, 1998 AND FOR THE ANNUAL PERIOD
                     ENDING DECEMBER 31, 1997


                                  3 Months
                                  Ended                Annual to
                                  March                December
                                  30, 1998             31, 1997

Revenues
  Sales                           $      0            $        0

Operating Expenses:
  General and Administrative             0                88,311
                                  --------             ---------
     Total Expenses                      0                88,311
                                  --------             ---------

Other Expenses:

  Interest expense (Note 5)              0              (144,817)
  Discontinued operations (Note 3)       0                79,701
  Estimated gain on disposal             0               975,019

  (loss)/income before extra-
   ordinary items                        0               821,592

Extraordinary item - gain on
  extinguishment of debt                 0               323,466

Net (loss)/Income                        0             1,145,058

Accumulated Deficit, Beginning  (7,843,634)           (8,988,692)
                                  --------             ---------

Accumulated Deficit, Ending     (7,843,634)           (7,843,634)
                                 =========             =========


            See Notes to Financial Statements for 1997



ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THE COMPANY

Background.    Israel Semiconductor Corporation, as of March 31,
1998, had fully liquidated its only subsidiary and asset, GAD
Semiconductors, and had no actual operations.

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

During the first quarter of 1997, Karlin Investments converted $100,000 of its credit into 334,846 shares of common stock of the Company and loaned the Company an additional $100,000 on February 20, 1997. During the second quarter, Karlin loaned the Company an additional $100,000 and converted all of its outstanding indebtedness into common stock. All Karlin advances were converted into a total of 4,424,026 shares of stock issued to Karlin Investments, primarily during the second quarter, 1997.

No activity took place during the first, second or third quarters of 1998, and no shares were issued. The only expense was an ongoing expense for general and administrative costs, which was assessed during the fourth quarter and therefore first occurs on the annual statement for 1998, filed as an exhibit to the 1998 10-KSB.


                   PART II.  OTHER INFORMATION


ITEM 1.   LEGAL PROCEEDINGS

          None (In US: subsidiary in liquidation in Israel for most of year)


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


           SANITARY ENVIRONMENTAL MONITORING LABS, INC.
                           (Registrant)



Dated:  November 7, 2000          By:   /s/  Robert M. Terry
                                             Robert M. Terry,
                                             Chairman