Form 10QSB
period 1998-06-30
SANITARY ENVIRONMENTAL MONITORING LABS INC
filed 2000-11-13
CIK 828413

U.S. SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                           FORM 10-QSB

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 1998

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

The aggregate number of shares outstanding of the Issuer's Common Stock, its sole class of common equity, was 25,538,268 as of June 30, 1998 (after giving effect to the 1-for-10 reverse instituted in 1999, this would be 2,553,827, as reflected in the audited statements filed with the December 31, 1997 10KSB).

The aggregate number of shares outstanding of the Issuer's Common
Stock, its sole class of common equity, was 12,790,044 as of June 30, 1997.



           SANITARY ENVIRONMENTAL MONITORING LABS, INC.
                           FORM 10-QSB

               for the quarter ended June 30, 1998


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

          SIGNATURES

                              PART I


ITEM 1.  FINANCIAL STATEMENTS


           SANITARY ENVIRONMENTAL MONITORING LABS, INC.
                  (A Development Stage Company)

                            UNAUDITED
                    CONSOLIDATED BALANCE SHEET
                          JUNE 30, 1998

                              ASSETS

                                         June 30,   December 31,
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

           SANITARY ENVIRONMENTAL MONITORING LABS, INC.
                  (A Development Stage Company)

                            UNAUDITED
                    CONSOLIDATED BALANCE SHEET
                          JUNE 30, 1998

              LIABILITIES AND STOCKHOLDERS' DEFICIT


                                         June 30,   December 31,
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
                                         =========  =========

           SANITARY ENVIRONMENTAL MONITORING LABS, INC.
                  (A Development Stage Company)

                            UNAUDITED
    CONSOLIDATED STATEMENTS OF INCOME AND ACCUMULATED DEFICIT
                     FOR THE SIX MONTHS ENDED
             JUNE 30, 1998 AND FOR THE ANNUAL PERIOD
                     ENDING DECEMBER 31, 1997


                                  6 Months
                                  Ended                Annual to
                                  June                 December
                                  30, 1998             31, 1997

Revenues
  Sales                           $      0            $        0

Operating Expenses:
  General and Administrative             0                88,311
                                  --------             ---------
     Total Expenses                      0                88,311
                                  --------             ---------

Other Expenses:

  Interest expense                       0              (144,817)
  Discontinued operations                0                79,701
  Estimated gain on disposal             0               975,019

  (loss)/income before extra-
   ordinary items                        0               821,592

Extraordinary item - gain on
  extinguishment of debt                 0               323,466

Net (loss)/Income                        0             1,145,058

Accumulated Deficit, Beginning  (7,843,634)           (8,988,692)
                                  --------             ---------

Accumulated Deficit, Ending     (7,843,634)           (7,843,634)
                                 =========             =========


            See Notes to Financial Statements for 1997



ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THE COMPANY

Background.    Israel Semiconductor Corporation, as of June 30,
1998, had fully liquidated its only subsidiary and asset, GAD
Semiconductors, and had no actual operations.

Business Development. In September 1993, the Company committed to invest in shares of a newly founded Israeli development stage company, GAD Semiconductors, Ltd. ("GAD"), specializing in gallium arsenide applications, initially in the specialty diodes area. The Company committed to invest an amount up to $1,000,000 ($900,000 in cash and $100,000 in loans) and undertook to raise additional funds by means of commercial banking loans, grants and government loans under the Israeli Encouragement of Capital Investment- 1959 Law. Together with the initial investment, this has aggregated to approximately $3,400,000, which is $400,000 in excess of the originally agreed upon amount. The major part of the investment, up to the amount which the Company has undertaken to invest in GAD's shares, has been considered as premium on the shares. As of September 30, 1996, the Company was well past its initial commitment for investment, and has exceeded the original program by approximately $700,000, most of which has been converted to additional equity in GAD. All subsequent advances were in the form of loans.

Capital Resources and Liquidity. The Company, by June 30, 1998, had sustained a negative cash flow since the beginning of 1994. The Company raised $1,538,125 during 1995 in various private placements, and far in 1996, raised additional equity of $939,786 by the sale of 1,308,667 shares in private placements and an S-8 registration.

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