Form 10QSB
period 1998-09-30
SANITARY ENVIRONMENTAL MONITORING LABS INC
filed 2000-11-13
CIK 828413

U.S. SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                           FORM 10-QSB

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 1998

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

The aggregate number of shares outstanding of the Issuer's Common Stock, its sole class of common equity, was 25,538,268 as of September 30, 1998 (after giving effect to the 1-for-10 reverse instituted in 1999, this would be 2,553,827, as reflected in the audited statements filed with the December 31, 1997 10KSB).



           SANITARY ENVIRONMENTAL MONITORING LABS, INC.
                           FORM 10-QSB

             for the quarter ended September 30, 1998


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

          SIGNATURES

                              PART I


ITEM 1.  FINANCIAL STATEMENTS


           SANITARY ENVIRONMENTAL MONITORING LABS, INC.
                  (A Development Stage Company)

                            UNAUDITED
                    CONSOLIDATED BALANCE SHEET
                        SEPTEMBER 30, 1998

                              ASSETS

                                         Sept 30,   December 31,
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

           SANITARY ENVIRONMENTAL MONITORING LABS, INC.
                  (A Development Stage Company)

                            UNAUDITED
                    CONSOLIDATED BALANCE SHEET
                        SEPTEMBER 30, 1998

              LIABILITIES AND STOCKHOLDERS' DEFICIT


                                         Sept 30,   December 31,
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
                                         =========  =========

           SANITARY ENVIRONMENTAL MONITORING LABS, INC.
                  (A Development Stage Company)

                            UNAUDITED
    CONSOLIDATED STATEMENTS OF INCOME AND ACCUMULATED DEFICIT
                    FOR THE NINE MONTHS ENDED
           SEPTEMBER 30, 1998 AND FOR THE ANNUAL PERIOD
                     ENDING DECEMBER 31, 1997


                                  9 Months
                                  Ended                Annual to
                                  Sept                 December
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

Capital Resources and Liquidity. The Company, as of June 30, 1997, had sustained a negative cash flow since the beginning of 1994. The Company raised $1,538,125 during 1995 in various private placements, and in 1996, raised additional equity of $939,786 by the sale of 1,308,667 shares in private placements and an S-8 registration.

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

The Company formally abandoned its subsidiary, GAD, on May 15, 1997, surrendering the Israeli assets to liquidation under Israeli law.

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