Form 10QSB
period 1999-03-31
SANITARY ENVIRONMENTAL MONITORING LABS INC
filed 2000-11-13
CIK 828413

U.S. SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                           FORM 10-QSB

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 1999

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

The aggregate number of shares outstanding of the Issuer's Common
Stock, its sole class of common equity, was 2,553,827 as of March
31, 1999 (after giving effect to the 1-for-10 reverse instituted on March 4, 1999.


           SANITARY ENVIRONMENTAL MONITORING LABS, INC.
                           FORM 10-QSB

               for the quarter ended March 31, 1999


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

          SIGNATURES

                              PART I


ITEM 1.  FINANCIAL STATEMENTS


           SANITARY ENVIRONMENTAL MONITORING LABS, INC.
                  (A Development Stage Company)

                            UNAUDITED
                    CONSOLIDATED BALANCE SHEET
                          MARCH 31, 1999

                              ASSETS

                                         March 31,  December 31,
                                           1999        1998

Current Assets
 Cash                                    $     721         721
 Accounts Receivable                             0           0
 Other Receivable                                0           0
 Inventories                                     0           0
 Pre-paid expenses                               0           0

     Total Current Assets                $     721         721

Fixed Assets                                     0           0
 Less Accumulated Depreciation                   0           0

     Total Fixed Assets                        721         721

     Total Assets                              721         721
                                             -----      ------


                           LIABILITIES

Current Liabilities
 Accounts Payable                         $ 20,354   $  20,354
 Litigation Reserve Payable                      0           0
 Due to Related Party                       63,026      53,956
                                           -------    --------
     Total Current Liabilities            $ 83,380      74,310

Long-Term Liabilities                            0           0
                                         ---------   ---------
     Total Long-Term Liabilities                 0           0

Stockholders' Deficit
 Common Stock, $.001 par value,
  authorized 50,000,000 shares,
  issued and outstanding
  2,553,827 in 1998 and 1999                25,538      25,538
 Additional Paid-In Capital              7,777,260   7,777,260
 Accumulated Deficit During
   The Development Stage                (7,884,958) (7,876,387)
                                         ---------   ---------
     Total Stockholders' deficit        (   82,160) (   73,589)
                                         ---------   ---------
     Total Liabilities and Equity              721         721
                                         =========   =========

           SANITARY ENVIRONMENTAL MONITORING LABS, INC.
                  (A Development Stage Company)

                            UNAUDITED
    CONSOLIDATED STATEMENTS OF INCOME AND ACCUMULATED DEFICIT
                    FOR THE THREE MONTHS ENDED
             MARCH 31, 1999 AND FOR THE ANNUAL PERIOD
                     ENDING DECEMBER 31, 1998


                                  3 Months
                                  Ended                Annual to
                                  March                December
                                  31, 1999             31, 1998

Revenues
  Sales                           $      0            $        0

Operating Expenses:
  General and Administrative          8571                32,753
                                  --------             ---------
     Total Expenses                   8571                32,753
                                  --------             ---------

Other Expenses:                          0                     0

Net (loss)/Income                    (8571)              (32,753)

Earnings per Common Share:
(Loss) from Operations Before
 Extraordinary items                  (0.01)               (0.01)

Weighted-Average Number of Common
 shares Outstanding Used in Basic
 Earnings-per-Share calculation    2,553,827           2,553,827

           SANITARY ENVIRONMENTAL MONITORING LABS, INC.
                  (A Development Stage Company)

                            UNAUDITED
                     STATEMENT OF CASH FLOWS
                    FOR THE THREE MONTHS ENDED
             MARCH 31, 1999 AND FOR THE ANNUAL PERIOD
                     ENDING DECEMBER 31, 1998


                                  3 Months
                                  Ended                Annual to
                                  March                December
                                  31, 1999             31, 1998

Operating Activities:
  Net Loss                        $ (8,571)           $ (32,753)

Adjustments to Reconcile Net
  Net Loss to Cash Used in
  Operating Activities

  Increase (Decrease) in:
   Accounts payable                      0                 5,753
   Due to related party              8,571                27,000
   Extraordinary item-litigation         0                     0
                                    ------                ------
Cash Used in Operating Activities        0                     0

   Net Increase/(Decrease) in Cash       0                     0

   Beginning Cash                      721                   721
                                    ------                ------

   Ending Cash                         721                   721
                                    ======                ======

           SANITARY ENVIRONMENTAL MONITORING LABS, INC.
                  (A Development Stage Company)

                            UNAUDITED
          STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT
                     FOR THE YEAR ENDED 1998
               AND THE QUARTER ENDED MARCH 31, 1999



                    Common Stock       APIC       Accumulated  Stockholder
                  Shares    Amount    Amount       (Deficit)    (Deficit)
                  -------------------------------------------------------

Balance December
31, 1998          2,553,827 $25,538  $7,777,260  $(7,876,387)  $ (73,589)

  Net loss
  first quarter                                   (    8,571)    ( 8,571)
                  --------- -------   ---------    ---------      ------
Balance at
 March 31, 1999   2,553,827  25,538  7,777,260    (7,884,958)    (82,160)




ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THE COMPANY

Background.   Israel Semiconductor Corporation, as of March 31,
1999, had fully liquidated its only subsidiary and asset, GAD
Semiconductors, and was actively seeking new business ventures.

Business Development. The company commenced its earlier activities In September 1993, by committing to invest in shares of a newly founded Israeli development stage company, GAD Semiconductors, Ltd. ("GAD"), specializing in gallium arsenide applications, initially in the specialty diodes area. Together with the initial investment, this aggregated to approximately $3,400,000. All subsequent advances were in the form of loans.

Capital Resources and Liquidity. The Company, by close of the second quarter of 1997, had sustained a negative cash flow since the beginning of activities in 1994. The Company raised
$1,538,125 during 1995 in various private placements; and $939,786 in 1996 by the sale of 1,308,667 shares in private placements and an S-8 registration.

During the fourth quarter of 1996, and the first quarter, 1997, the Company borrowed $399,273.94 from Tweed Investments, Ltd., which was in the form of a convertible note, with a conversion rate at market during the succeeding 12 months, and $100,000 from Karlin Investments, convertible at 75% of then-existing market prices on date of conversion. An additional $100,000 was borrowed from Karlin Investments during the second quarter, 1997. Tweed converted the sum of all of its loans into equity during the fourth quarter of 1997, in exchange for 11,300,000 shares. This was accounted for as a payment of $110,625 in the then-current value of the stock and an extraordinary gain of $323,466 on the amount of debt, in excess of stock value, cancelled by the Company. All loans of Tweed and Karlin were converted to equity.

No activity took place during the entirety of 1998, other than an ongoing expense for general and administrative costs, which was assessed during the fourth quarter and therefore first occurs on the annual statement for 1998.

During this first quarter of 1999, the Company engaged in several discussions with potential merger partners, none of which came to fruition. In anticipation of a probable merger, the board determined that a reverse, 1 new share for 10 existing shares, would be necessary to attract economically viable investment, and effected this recapitalization on March 4, 1999. No other activity took place during this quarter.



                   PART II.  OTHER INFORMATION


ITEM 1.   LEGAL PROCEEDINGS

          None (In US:  Israeli subsidiary liquidated in 1998)


ITEM 2.   CHANGES IN SECURITIES

          On March 4, 1999, all existing securities were reduced by a factor of 10, effective with an amendment to the Company's articles of incorporation on that date. The actual amendment is Exhibit 3.4, first filed with the Company's 1996 10KSB, and filed again with this 10QSB submission.


ITEM 3.   DEFAULT UPON SENIOR SECURITIES

          None


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY
          HOLDERS

          None


ITEM 5.   OTHER INFORMATION

          None


ITEM 6.   EXHIBITS AND REPORTS

          Exhibit 3.4 reprinted from earlier filing.



                            SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


           SANITARY ENVIRONMENTAL MONITORING LABS, INC.
                           (Registrant)



Dated:  November 8, 2000          By:   /s/  Robert M. Terry
                                             Robert M. Terry,
                                             Chairman

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


                    INTERNATIONAL SEMICONDUCTOR CORPORATION


                    By: /s/ Robert M. Terry
                         Robert M. Terry, President


ATTEST:


By: /s/ Christopher Dieterich
     Christopher Dieterich
     Assistant Secretary