Form 10QSB
period 1999-06-30
SANITARY ENVIRONMENTAL MONITORING LABS INC
filed 2000-11-13
CIK 828413

U.S. SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                           FORM 10-QSB

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 1999

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

The aggregate number of shares outstanding of the Issuer's Common
Stock, its sole class of common equity, was 2,553,827 as of June
30, 1999 (after giving effect to the 1-for-10 reverse instituted on March 4, 1999.



           SANITARY ENVIRONMENTAL MONITORING LABS, INC.
                           FORM 10-QSB

               for the quarter ended June 30, 1999


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

          SIGNATURES

                              PART I


ITEM 1.  FINANCIAL STATEMENTS


           SANITARY ENVIRONMENTAL MONITORING LABS, INC.
                  (A Development Stage Company)

                            UNAUDITED
                    CONSOLIDATED BALANCE SHEET
                          JUNE 30, 1999

                              ASSETS

                                         June 30,   December 31,
                                           1998        1997

Current Assets
 Cash                                    $     721         721
 Accounts Receivable                             0           0
 Other Receivable                                0           0
 Inventories                                     0           0
 Pre-paid expenses                               0           0

     Total Current Assets                $     721         721

Fixed Assets                                     0           0
 Less Accumulated Depreciation                   0           0

     Total Fixed Assets                          0         721

     Total Assets                              721         721
                                             -----      ------

                           LIABILITIES

Current Liabilities
 Accounts Payable                         $ 20,354  $  20,354
 Litigation Reserve Payable                      0          0
 Due to Related Party                       72,096     53,956
                                           -------   --------
     Total Current Liabilities            $ 92,450     74,310

Long-Term Liabilities                            0          0
                                         ---------  ---------
     Total Long-Term Liabilities                 0          0

Stockholders' Deficit
 Common Stock, $.001 par value,
  authorized 50,000,000 shares,
  issued and outstanding
  2,553,827 in 1998 and 1999                25,538     25,538
 Additional Paid-In Capital              7,777,260  7,777,260
 Accumulated Deficit During
   The Development Stage                (7,893,529)(7,876,387)
                                         ---------  ---------
     Total Stockholders' deficit        (   90,731)(   73,589)
                                         ---------  ---------
     Total Liabilities and Equity              721        721
                                         =========  =========

           SANITARY ENVIRONMENTAL MONITORING LABS, INC.
                  (A Development Stage Company)

                            UNAUDITED
                     STATEMENTS OF OPERATIONS
                     FOR THE SIX MONTHS ENDED
             JUNE 30, 1999 AND FOR THE ANNUAL PERIOD
                     ENDING DECEMBER 31, 1998



                                  6 Months
                                  Ended                Annual to
                                  June                 December
                                  30, 1999             31, 1998

Revenues
  Sales                           $      0            $        0

Operating Expenses:
  General and Administrative        17,142                32,753
                                  --------             ---------
     Total Expenses                 17,142                32,753
                                  --------             ---------

Other Expenses:                          0                     0

Net (loss)/Income                  (17,142)              (32,753)

Earnings per Common Share:
(Loss) from Operations Before
 Extraordinary items                 (0.01)                (0.01)

Weighted-Average Number of Common
 shares Outstanding Used in Basic
 Earnings-per-Share calculation    2,553,827           2,553,827

           SANITARY ENVIRONMENTAL MONITORING LABS, INC.
                  (A Development Stage Company)

                            UNAUDITED
                     STATEMENT OF CASH FLOWS
                     FOR THE SIX MONTHS ENDED
             JUNE 30, 1999 AND FOR THE ANNUAL PERIOD
                     ENDING DECEMBER 31, 1998


                                  6 Months
                                  Ended                Annual to
                                  June                 December
                                  30, 1999             31, 1998

Operating Activities:
  Net Loss                        $(17,142)            $ (32,753)

Adjustments to Reconcile Net
  Net Loss to Cash Used in
  Operating Activities

  Increase (Decrease) in:
   Accounts payable                      0                 5,753
   Due to related party             17,142                27,000
   Extraordinary item-litigation         0                     0
                                    ------                ------
Cash Used in Operating Activities        0                     0

   Net Increase/(Decrease) in Cash       0                     0

   Beginning Cash                      721                   721
                                    ------                ------
   Ending Cash                         721                   721
                                    ======                ======


           SANITARY ENVIRONMENTAL MONITORING LABS, INC.
                  (A Development Stage Company)

                            UNAUDITED
          STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT
                     FOR THE YEAR ENDED 1998
               AND THE QUARTER ENDED JUNE 30, 1999


                    Common Stock       APIC       Accumulated  Stockholder
                  Shares    Amount    Amount       (Deficit)    (Deficit)
                  -------------------------------------------------------

Balance December
31, 1998          2,553,827 $25,538  $7,777,260  $(7,876,387)  $ (73,589)

  Net loss
  through third                                   (   25,713)    (25,713)
  quarter
                  --------- -------   ---------    ---------      ------
Balance at
 June 30, 1999    2,553,827  25,538   7,777,260   (7,893,529)    (90,731)



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

During this second quarter of 1999, the Company engaged in discussions with potential merger partners, none of which came to fruition, although interest was shown in the sanitary food testing arena, which ultimately led to the proposed merger with SemcoLabs of Florida in the fourth quarter of 1999. The reverse, 1 new share for 10 existing shares, was completed during the first quarter of 1999 (March 4). No activity took place during this second quarter.



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