Form 10QSB
period 2000-06-30
SANITARY ENVIRONMENTAL MONITORING LABS INC
filed 2001-05-08
CIK 828413

U.S. SECURITIES AND EXCHANGE COMMISSION
     Washington, D.C. 20549

                         FORM 10-QSB

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2000

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

The number of shares outstanding of the Issuer's Common Stock, its sole class of equity, was 9,603,827 as of June 30, 2000.

Part 1

Item 1.  FINANCIAL STATEMENTS

                 SANITARY ENVIRONMENTAL MONITORING LABS, INC.
                      (A Development Stage Company)
                                 UNAUDITED
                              BALANCE SHEETS
                     June 30, 2000 and June 30, 1999

                                  ASSETS

                                        June 30,      June 30,
                                          2000          1999

Current Assets
 Cash                                     $ 62,460         721
 Accounts Receivable                             0           0
 Other Receivable                                0           0
 Inventories/Supplies                       67,914           0
 Pre-paid expenses                               0           0

     Total Current Assets                $ 130,374         721

Fixed Assets                                     0           0
 Less Accumulated Depreciation                   0           0

     Total Fixed Assets                          0         721
                                          --------      ------
     Total Assets                        $ 130,374         721
                                          ========      ======

                                  LIABILITIES

Current Liabilities
 Accounts Payable                         $ 17,637   $  20,354
 Notes Payable                              14,026           0
 Litigation Reserve Payable                 65,000           0
 Due to Related Party (Note 5)           1,113,855      72,096
 Accrued Salaries                                0           0
                                           -------    --------
     Total Current Liabilities          $1,210,518    $ 92,450

Long-Term Liabilities                            0           0
                                         ---------   ---------
     Total Long-Term Liabilities                 0           0

Stockholders' Deficit
 Common Stock, $.001 par value,
  authorized 50,000,000 shares,
  issued and outstanding
  2,553,827 in 1999 and 9,603,827           25,538      25,538
 Additional Paid-In Capital              7,984,901   7,777,260
 Accumulated Deficit During
   The Development Stage                (8,095,670) (7,884,958)

 Net Income                               (994,912)         0
                                         ---------   ---------
     Total Stockholders' deficit        (1,080,143) (  82,160)
                                         ---------   ---------
     Total Liabilities and Equity         (130,375)       721
                                         =========   =========


Shares Outstanding                       9,603,827  2,553,827




                  SANITARY ENVIRONMENTAL MONITORING LABS, INC.
                        (A Development Stage Company)

                               UNAUDITED
                       STATEMENTS OF OPERATIONS
                      FOR THE THREE MONTHS AND SIX
                   MONTHS ENDED JUNE 30, 2000 AND 1999


                                     Three Months Ended              Six Months Ended
                                     ------------------              ----------------
                                           June 30                        June 30
                                           -------                        -------
                                     2000           1999             2000          1999
                                     ----           ----             ----          ----
Revenues
 Consulting Services              $ 19,300       $       0        $ 19,300      $      0

Operating Expenses:
  Rent or Lease Expense              6,650               0         145,750             0
  Salaries and Wages Expense        26,500               0         598,495             0
  Equipment & Supplies Expense       4,839               0           6,939             0
  Interest Expense                  24,964               0         183,201             0
  Commissions and Fees Exp          21,965               0          30,965             0
  General and Administrative        24,604           8,571          48,863        17,142
                                  --------        --------       ---------      --------
     Total Expenses                109,522           8,571       1,014,213        17,142
                                  --------        --------       ---------      --------

Other Expenses:                          0               0               0             0

Net (loss)/Income                  (90,223)         (8,571)       (994,913)      (17,142)

Earnings per Common Share:
(Loss) from Operations Before
 Extraordinary items                 (0.01)         (0.01)
 (0.10)       (0.01)

Weighted-Average Number of Common
 shares Outstanding Used in Basic
 Earnings-per-Share calculation    9,603,827    2,553,827
9,603,827     2,553,827





              SANITARY ENVIRONMENTAL MONITORING LABS, INC.
                     (A Development Stage Company)

                              UNAUDITED
                     STATEMENT OF CASH FLOWS
                   FOR THE THREE MONTHS ENDED
            JUNE 30, 2000 AND FOR THE THREE MONTHS
                     ENDING JUNE 30, 1999


                                  3 Months              3 Months
                                  Ended                 Ended
                                  June                  June
                                  30, 2000              30, 1999

Operating Activities:
  Net Loss                       $(90,223)            $  (8,571)

Adjustments to Reconcile Net
  Net Loss to Cash Used in
  Operating Activities
  Increase (Decrease) in:
   Inventory-Equipment             (50,465)                    0
   Notes Payable                    14,026                     0
   Due to related parties (note 5)  52,989                 8,571
   Extraordinary item-litigation         0                     0
                                   -------                ------
Cash Used in Operating Activities   16,549                     0
                                   -------                ------
Cash loss by Operating Activities  (73,674)                    0
                                   --------               ------

Cash Flows from Financing Activities
    Paid-in Capital                130,000                     0
    Rounding                             0                     0
                                   -------                ------
Cash used in Financing Activities  130,000                     0
                                   -------                ------
Net Increase (Decrease) in Cash     56,326                     0
                                    ======                ======

Summary Cash

   Beginning Cash                    6,133                   721
   Ending Cash                      62,460                   721
                                    ------                ======
 Net Increase (Decrease) in Cash    56,326                     0
                                    ======                ======


          STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT
                     FOR THE YEAR ENDED 1999
               AND THE QUARTER ENDED June 30, 2000


                  Common Stock       APIC        Accumulated  Stockholder
                  Shares    Amount   Amount       (Deficit)   (Deficit)
                  -------------------------------------------------------

Balance December
31, 1999          2,553,827 $25,538  $7,777,260  $(7,975,670)  $(172,872)

 Issuance of shares
 first quarter    7,050,000 $70,500     409,000                  582,500

 Net loss
   1st Quarter                                     (  904,689)   (904,689)

Balance at
 March 31, 2000   9,603,827  96,038   8,286,260   (8,880,359)   (498,061)

 Net loss
   2nd Quarter                                     (   90,223)   ( 90,223)
                  --------- -------   ---------   ----------     -------
Balance at
 June 30, 2000    9,603,827  96,038   8,286,260   (8,970,582)   (588,284)

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THE COMPANY

Background.    Israel Semiconductor Corporation, as of March 31,
1999, had fully liquidated its only subsidiary and asset, GAD Semiconductors, and was actively seeking new business ventures. This search resulted in the identification of SemcoLabs, Inc., a Florida corporation and the then-represented business of testing restaurants for bacterial safety, and a corporate combination agreement, executed in September of 1999 and tentatively concluded in November of that year.

Business Development. The company, having originally entered into the merger agreement in September of 1999, ultimately determined that the consideration alleged to have been delivered in that agreement was invalid and insufficient, and rescinded the agreement for share issuance and corporate acquisition. This resulted in the cancellation of approximately 19,400,000 restricted common shares and return of any assets and/or rights to SemcoLabs, Inc., the Florida corporation, effective February 10, 2000. Thereafter, in order to preclude litigation claims by private investors that invested $200,000 in Semcolabs (prior to any merger or acquisition by this company), the company agreed to acquire $200,000 of Semco (Florida) debt liability in exchange for the rights to Semco (Florida)'s wholly owned subsidiary, Semco Bio-Vision, which basically contained certain name trademark and tradename registrations and no other assets. This was accomplished in late February and resulted in the issuance of 2,650,000 shares of the company's common stock to satisfy the claims of the $200,000 in liabilities absorbed with the Bio-Vision acquisition.

Prior to that time, the company eliminated its then-existing obligations to its legal counsel by the issuance of 150,000 shares of restricted common stock, and obtained a minor amount of working capital ($62,500) by selling 250,000 shares of restricted stock to Mesa, Inc., in a private placement, which also included 250,000 warrants, exercisable at any time in the succeeding three years, at an exercise price of $1.00 per share.

On February 15, 2000, the company approved a tentative exclusive sub-license rights contract with Monaco Investment Group, Ltd., which was in the process of securing the exclusive licensing rights for use of the Merck Hi-Liter II technology in the United States, by pledging $1,000,000 in orders. Monaco agreed to license these rights to the Company without any pre-commitment but with a dollar-derived minimum purchase amount, measured on an annual basis. The company agreed to issue 4,000,000 shares of its restricted common stock to obtain a 5-year exclusive sub-license of these rights in the United States so long as certain minimum purchase requirements were met and Monaco delivered the exclusive sub-license. This did not occur until May of 2000.

The company also committed to repay certain loans made by an officer/director of the company in the total amount of $1,060,867, plus interest, or, alternatively, allowing a cancellation of the indebtedness by conversion of the debt into company common stock at the rate of $0.25 per share, this right to remain open for a period of 5 years from the date of the agreement (March 28, 2000). This commitment to repay was entered into the first quarter's balance sheet, resulting in a one-time loss of $904,689 recognized during that reporting period.

Capital Resources and Liquidity.

During the Second Quarter, the company had total gross expenses of $109.522, but also generated its first significant revenues from provision of consulting services of $19,300, so the loss for the quarter was only $90,223. The Company should continue to receive consulting income in the subsequent periods, but does not anticipate sufficient revenues to offset losses prior to the end of the year. Investors were being solicited for purposes of maintaining the viability of the company, and a tentative deal with Girardi Financial was executed on June 23, 2000, with a scheduled close during the third quarter, pending satisfaction of certain preconditions. In full, this financing would result in approximately $500,000 in additional sums available to the Company and provide the investors with a conversion right ($0.25 per share), exercisable at some point in the future, into common stock of the Company.

No other financing activity took place during this quarter.


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


                   SANITARY ENVIRONMENTAL MONITORING LABS, INC.
                               (Registrant)


                              By:          /s/  Robert M. Terry
                                             Robert M. Terry,
                                             Chairman


Dated:  May 5, 2001