Form 10QSB
period 2001-03-01
SANITARY ENVIRONMENTAL MONITORING LABS INC
filed 2001-05-17
CIK 828413

U.S. SECURITIES AND EXCHANGE COMMISSION
     Washington, D.C. 20549

     FORM 10-QSB

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2000

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

The aggregate number of shares outstanding of the Issuer's Common
Stock, its sole class of common equity, was 11,603,827 as of September 30, 2000.


Part 1

Item 1.  FINANCIAL STATEMENTS

               SANITARY ENVIRONMENTAL MONITORING LABS, INC.
                      (A Development Stage Company)
                                 UNAUDITED
                              BALANCE SHEETS
                     September 30, 1999 and 2000

                                  ASSETS

                                        Sept. 30,      Sept. 30,
                                          2000          1999

Current Assets
 Cash                                     $ 19,141         721
 Accounts Receivable                             0           0
 Notes Receivable                           10,000           0
 Inventories/Supplies                       72,252           0
 Pre-paid expenses                               0           0

     Total Current Assets                $ 101,393         721

Fixed Assets                                     0           0
 Less Accumulated Depreciation                   0           0

     Total Fixed Assets                          0         721

     Total Assets                        $ 101,393         721
                                         ---------      ------

                                  LIABILITIES

Current Liabilities
 Accounts Payable                         $ 17,637   $  20,354
 Notes Payable                               4,127           0
 Litigation Reserve Payable                 65,000           0
 Due to Related Party (Note 5)           1,168,180      72,096
 Accrued Salaries                                0           0
                                           -------    --------
     Total Current Liabilities          $1,254,944   $  92,450

Long-Term Liabilities
 Notes Payable-Noncurrent                   50,000           0
                                         ---------   ---------
     Total Long-Term Liabilities            50,000           0

Stockholders' Deficit
 Common Stock, $.001 par value,
  authorized 50,000,000 shares,
  issued and outstanding
  2,553,827 in 1999 and 9,603,827           25,538      25,538
 Additional Paid-In Capital              7,984,901   7,777,260
 Retained Earnings                      (8,095,670) (7,884,958)

  Net Income                            (1,118,319)        0

  Total Capital                         (1,203,551)


     Total Liabilities and Equity         (101,393)       721
                                         =========  =========


Shares Outstanding                      11,603,827  2,553,827

        format change
                          SANITARY ENVIRONMENTAL MONITORING LABS, INC
                                  (A Development Stage Company)

                                         UNAUDITED
                                  STATEMENTS OF OPERATIONS
                            FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1999
                        AND 2000 AND YEAR TO DATE SEPTEMBER 30, 1999 AND 2000


                                     Three Months Ended                Year to Date
                                     ------------------              ----------------
                                           Sept. 30                        Sept. 30
                                           -------                         -------
                                     2000           1999             2000          1999
                                     ----           ----             ----          ----
Revenues
 Consulting Services              $  3,809       $       0        $ 23,109      $      0

Operating Expenses:
  Rent or Lease Expense              7,722               0         153,472             0
  Salaries and Wages Expense        35,900               0         634,395             0
  Equipment & Supplies Expense       2,639               0           9,578             0
  Interest Expense                  26,376               0         209,577             0
  Commissions and Fees Exp          31,123               0          62,088             0
  General and Administrative        53,458           8,571         102,321        17,142
                                  --------        --------       ---------      --------
     Total Expenses                157,218           8,571       1,171,431        17,142
                                  --------        --------       ---------      --------

Other Expenses:                          0               0               0             0

Net (loss)/Income                 (123,407)         (8,571)     (1,118,320)      (17,142)

Earnings per Common Share:
(Loss) from Operations Before
 Extraordinary items               (0.0106)      (0.0034)          (0.01)         (0.01)


Weighted-Average Number of Common
 shares Outstanding Used in Basic
 Earnings-per-Share calculation   11,603,827    2,553,827       11,603,827     2,553,827






               SANITARY ENVIRONMENTAL MONITORING LABS, INC.
                     (A Development Stage Company)
                               UNAUDITED
                       STATEMENT OF CASH FLOWS
                     FOR THE THREE MONTHS ENDED
               SEPTEMBER 30, 2000 AND FOR THE THREE MONTHS
                        ENDING SEPTEMBER 30, 1999


                                  3 Months              3 Months
                                  Ended                 Ended
                                  Sept.                 Sept.
                                  30, 2000              30, 1999

Operating Activities:
  Net Loss                       $(123,407)            $  (8,571)

Adjustments to Reconcile Net
  Net Loss to Cash Used in
  Operating Activities
  Increase (Decrease) in:
   Inventory-Equipment              (4,337)                    0
   Notes Payable                   (10,000)                    0
   Due to related parties (note 5)  54,324                 8,571
   Extraordinary item-litigation         0                     0
                                   -------                ------
Cash Used in Operating Activities   30,089                     0
                                   -------                ------
Cash loss by Operating Activities  (93,318)                    0
                                   --------               ------

Cash Flows from Financing Activities
    Notes Payable-Noncurrent        50,000
    Paid-in Capital                      0                     0
    Rounding                             0                     0
                                   -------                ------
Cash used in Financing Activities   50,000                     0
                                   -------                ------
Net Increase (Decrease) in Cash    (43,318)                    0
                                    ======                ======

Summary Cash

   Beginning Cash                   62,460                   721
   Ending Cash                      19,142                   721
                                    ------                ======
 Net Increase (Decrease) in Cash   (43,318)                    0
                                    ======                ======

          STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT
                     FOR THE YEAR ENDED 1999
             AND THE QUARTER ENDED SEPTEMBER 30, 2000


                  Common Stock       APIC        Accumulated  Stockholder
                  Shares    Amount   Amount       (Deficit)   (Deficit)
                  -------------------------------------------------------
Balance December
31, 1999          2,553,827 $25,538  $7,777,260  $(7,975,670)  $(172,872)

 Issuance of shares
 first quarter    7,050,000 $70,500     409,000                  582,500

 Net loss
   1st Quarter                                     (  904,689)   (904,689)

Balance at
 March 31, 2000   9,603,827  96,038   8,286,260   (8,880,359)   (498,061)

 Net loss
   2nd Quarter                                     (   90,223)   ( 90,223)
                  --------- -------   ---------   ----------     -------
Balance at
 June 30, 2000    9,603,827  96,038   8,286,260   (8,970,582)   (588,284)

 Issuance of shares
 third quarter    2,000,000  20,000     480,000      500,000     500,000

 Net loss
 third quarter                                    (  123,407)   (123,407)
                  --------- -------   ---------    ---------      ------
Balance at
 Sept. 30, 2000  11,603,827 116,038   8,766,260   (8,593,989)   (211,691)





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

The company also committed to repay certain loans made by an officer/director of the company in the total amount of $1,060,867, plus interest, or, alternatively, allowing a cancellation of the indebtedness by conversion of the debt into company common stock at the rate of $0.25 per share, this right to remain open for a period of 5 years from the date of the agreement (March 28, 2000). This commitment to repay was entered into the first quarter's balance sheet, resulting in a one-time loss of $904,689 recognized during this reporting period.

Capital Resources and Liquidity.

Other than the $62,500 raised by the private placement to Mesa, Inc., the company had no capital infusion and collected no fees for provision of any services. This sum allowed the company to meet its obligation during the first quarter and have approximately $6,000 in cash on hand at the end of the quarter, with $10,000 in accounts receivable, although the company did engender a non-debt-repayment related loss of $53,057 for the quarter.

On June 23, 2000, the Company entered into a Subscription Agreement with Girardi Financial whereby Girardi would loan the Company $500,000 so long as it obtained favorable conversion rights in the future. This loan was accepted, funded in early July, and converted into equity on August 3, 2000 by the issuance of 2,000,000 shares of restricted stock.

During the third quarter, revenue from consulting diminished, while expenses increased slightly, resulting in a net loss of $123,047 for the quarter. This was primarily the result of the hiring of additional sales and marketing staff.

No other financing activity took place during this quarter.

Part II.  Other Information

     Item 1.   Legal Proceedings

               None

     Item 2.   Changes in Securities

      The company issued convertible debt to repay certain loans made to the company in the total amount of $500,000, allowing a cancellation of the indebtedness by conversion of the debt into company common stock at the rate of $0.25 per share, which occurred on August 3,2001.

     Item 3.   Default Upon Senior Securities

               None

     Item 4.   Submission of Matters to a Vote of Security
                 Holders

               None

     Item 5.   Other Information

               None

     Item 6.   Exhibits and Reports On Form 8K

               Girardi note filed as Exhibit 10.10 with 1999
10KSB.

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


Dated:  May 15, 2001